Form 10-K
period 2013-11-30
PACK FUERTE, INC.
filed 2014-02-28
CIK 1567388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	November 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-187007

PACK FUERTE, INC.
(Exact name of registrant as specified in its charter)
Nevada		61-1693116
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

99 Village no. 12, Khok Kruad Sub-District, Mueang Nakhon Ratchasima District Nakhon Ratchasima Province, 30280 Thailand
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code)	(702) 331-8633

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes |X| No |_| (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of February, 14, 2014, the aggregate value of voting and non-voting common equity held by non-affiliates was $16,850.

Part IV
Item 15	Exhibits and Financial Statement Schedules	24

PART I

ITEM 1: BUSINESS

General Information About Pack Fuerte, Inc.

Pack Fuerte, Inc. was incorporated by Mr. Miguel Alonso Peralta, former sole officer and director in the State of Nevada. On November 26, 2012 Mr. Peralta had resigned his positions as sole officer and director of Pack Fuerte, Inc. and Mr. Bunloet Sriphanorm had been appointed as the new sole officer and director. November 30th has been established as the Company’s fiscal year end.

Initially, Mr. Sriphanorm was expected to become a member of the board. Mr. Peralta was unable to fulfill his fiduciary duties as president and CEO due to personal reasons; therefore, Mr. Sriphanorm purchased the 11,500,000 shares (initially issued to Mr. Peralta) at par value in a private transaction.

We are a development-stage Company that intends to develop a built in safe with a combination lock that can store personal and or valuable items, inside of backpacks, carry-on luggage and suitcases. We plan on generating revenues by licensing our intellectual property for Pack Fuerte products for luggage manufacturing companies, after we successfully develop our prototype(s).

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

We intend to develop our prototype and then quote prices in order to find the suitable manufacturer for mass production. We believe that, with funds available, we can have an advantageous position and more confidence for negotiations with suppliers: we can negotiate better prices for payment in advance, set up lunch meetings and trips to negotiate in person and hire translators which could expand our possibilities for international negotiations for suppliers, if necessary.

Currently the Company doesn’t have enough funds to develop our prototype(s). For these reasons, our main concern as of the date of this prospectus is to employ our efforts in this offering in an effort to raise the necessary capital through the sale of our common stock.

The Company does not own or rent any property. Or business office space is provided by our president at no charge.

Fuerte has no plans to change its business activities or partner with another business and is not aware of any circumstances or events that might cause this plan to change.

As of November 30, 2013 our president and director has invested $11,500 in the Company. During the period of December 2013, 30 other investors have invested a further $5,350 in the Company through the purchase of common shares. Despite our efforts to raise funds through the share sale, more funds would be necessary to continue our business plan, or we will need to cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money.

Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

FUERTE believes that the sale of at least 25% of the offered shares herein would allow us to maintain our reporting status with the SEC, implement our Plan of Operations with some compromises (see below) and possibly generate revenues.

In order to generate revenue, we would have to complete all three phases described below. We believe we could possibly complete all the phases of our Plan of Operations with the sale of at least 25% of the shares offered herein (at least $34,000).

The tables below show our complete plan of operations in the under 25%, 25%, 50%, 75% and 100% sales scenarios:

	Under 25% of Shares Sold	If 25% of Shares Sold	If 50% of Shares Sold	If 75% of Shares Sold	If 100% of Shares Sold
GROSS PROCEEDS FROM THIS OFFERING	unknown	$34,000	$68,000	$102,000	$136,000

EXPENSES RELATED TO THIS OFFERING
Legal	$ 2,000.00	$ 2,000.00	$ 2,000.00	$ 2,000.00	$ 2,000.00
Bookkeeper	$ 1,500.00	$ 1,500.00	$ 1,500.00	$ 1,500.00	$ 1,500.00
Accounting	$ 3,500.00	$ 3,500.00	$ 3,500.00	$ 3,500.00	$ 3,500.00
EDGAR expenses	$ 750.00	$ 750.00	$ 750.00	$ 750.00	$ 750.00
Transfer Agent and printing	$ 1,000.00	$ 1,000.00	$ 1,000.00	$ 1,000.00	$ 1,000.00
SEC Registration Fee	$ 19.00	$ 19.00	$ 19.00	$ 19.00	$ 19.00
TOTAL	$ 8,769.00	$ 8,769.00	$ 8,769.00	$ 8,769.00	$ 8,769.00

EXPENSES TO MAINTAIN OUR REPORT STATUS FOR 12 MONTHS AFTER EFFECTIVE DATE *
Accounting	$ 9,500.00	$ 9,500.00	$ 9,500.00	$ 9,500.00	$ 9,500.00
Bookkeeper	$ 4,500.00	$ 4,500.00	$ 4,500.00	$ 4,500.00	$ 4,500.00
EDGAR expenses	$ 1,100.00	$ 1,100.00	$ 1,100.00	$ 1,100.00	$ 1,100.00
XBRL expenses	$ 2,500.00	$ 2,500.00	$ 2,500.00	$ 2,500.00	$ 2,500.00
TOTAL	$ 17,600.00	$ 17,600.00	$ 17,600.00	$ 17,600.00	$ 17,600.00

NET PROCEEDS FROM THIS OFFERING	unknown	$ 7,634.00	$ 41,634.00	$ 75,634.00	$ 109,634.00
Development phase	70% of Net Proceeds	$ 5,343.80	$ 29,143.80	$ 52,943.80	$ 76,743.80
Testing phase	10% of Net Proceeds	$ 762.40	$ 4,162.40	$ 7,562.40	$ 10,962.40
Selling phase	15% of Net Proceeds	$ 1,143.10	$ 6,243.10	$ 11,343.10	$ 16,443.10
Internet, Office supplies and Telephone costs	5% of Net Proceeds	$ 381.70	$ 2,081.70	$ 3,781.70	$ 5,481.70

*The Company’s president has indicated that he is committed to advancing funds (up to $15,000) for the next twelve months to cover expenses to maintain the reporting status current with the SEC. There are no binding agreements regarding this commitment and there is no guarantee Mr. Sriphanorm will lend the Company any funds

Month 1 to 12:

Internet, Office supplies and Telephone costs. Funds to be used for office supplies, internet and telephone bills. The President will be responsible to pay the bills and to purchase office supplies.

Month 1 to 9:

Development phase. We began on searching for the suitable third party Company or individual(s) to develop our product. The Company has begun communications with several Companies that currently manufacture lock boxes and safes. We intend to purchase baggage (back packs, suitcases, luggage, etc), for measurements and placement of our product. The company's president will be responsible for the purchase and hiring of third party developer(s).

Developing our product consists in measuring and analyzing existing baggage (back packs, suitcases, luggage, etc) to figure out the best way to have our product in it without compromising excessive space, weight and the look of each product. At this time, we plan on having it installed on the inside back part of the baggage. Based on our initial research, we believe there is no existing safe or safe box that would be ideal for our products. We plan on using plastic to produce our safes, due to its resistance, lower weight and durability. However, we need to consider factors like: costs and availability of materials, the best possible shape for the Safe (round or sharp corners, for example), security and safety.

We would also need to find the best option for hinges for the top door (which would allow to insert the valuables) and for the inside door (to open and retrieve the valuables). The best way to have the doors placed and working will also need to be developed. We would analyze the best possibility for the openings considering the width and height, the way it would open, close and lock, without compromising too much space.

We would need to determine the ideal thickness of the safe walls, considering the cost for the installation of our product without changing too much the final appearance of the luggage.

We intend to search for third party professional developers because they would be more qualified and experienced and it would probably result in a better final product. We’d look for someone with knowledge on different materials costs, weight and resistance.

We also plan on using part of the proceeds from this offering designated to this phase to secure the intellectual property of our product(s).

Depending on the funds acquired through this offering (according to the percentage of shares sold), some compromises may be needed. If we can sell all shares offered herein, we’d have $16,443.10 to invest and if we can only sell 25% of the shares offered herein, we’d only have $5,343.80.

With a higher amount to be invested, we’d be able to hire a third party Company or individual(s) to develop our product with higher qualifications and experience. We’d be able to buy better/new materials and hire attorneys to secure our intellectual property.

With a lower amount to be invested, we’d only be able to hire a third party Company or individual(s) to develop our product with lower qualifications and little or no experience. We could also have to negotiate a compensation based on our licensing results, if we cannot pay for their services at that time. However, there are no guarantees that this would be accepted by the developers. We’d have to buy cheaper/used materials and hire an attorney to advise us on the process to secure our intellectual property.

Also, with more funds to be used in this phase, we could develop more types of prototypes for different types of luggage. With limited funds, we’d have to focus on only one type of luggage.

Month 9 to 10:

Testing phase. After our product is developed, we plan on testing it in varied circumstances. We intend to hire a third party Company to conduct the tests, if finances allow. The company's president will be responsible for finding the third party testing company and overseeing process. If necessary, he will conduct the tests.

The tests are necessary to assure quality and functionality of our final product. We plan on having the specs on size, temperature resistance, security and resistance of the Safe and locks, including shock absorption. Also important would be the final test with the end user (we would use a certain number of people to try our product).

We would need to test our product under hard circumstances (dropping it, hammering it, trying to break in, etc.), but more importantly, we are willing to consider the end user feedback and adjust our product to assure the highest quality possible.

We believe that the use of third party testing companies would be cost efficient, as it would be done in a faster and more objective, non-biased way. It is our opinion that having results from a third party would give us more credibility.

Depending on the funds acquired through this offering (according to the percentage of shares sold), some compromises may be needed. If we can sell all shares offered herein, we’d have $10,962.40 to invest and if we can only sell 25% of the shares offered herein, we’d only have $762.40.

With a higher amount to be invested, we’d be able to hire a third party Company to conduct the tests on our prototype(s).

With a lower amount to be invested, we’d have to rely on acquaintances for low or no compensation and the president would be responsible for conducting all the tests.

Month 10 to 12:

Selling phase.  After we have fully developed and tested our products, we intend to search for baggage manufactures and license our products. We intend to license it for 15% in perpetuity of the gross sale of our products, but it will be dependent on negotiations. We intend to acquire photos of our products and email, mail and fax it to prospected buyers.

Our brochures would have all the specs of our product and a simulated cost of implementation for our clients. Our president would hire someone to develop our brochure and if no funds are available at the time, he would try and develop our brochures himself.

Depending on the funds acquired through this offering (according to the percentage of shares sold), some compromises may be needed. If we can sell all shares offered herein, we’d have $10,962.40 to invest and if we can only sell 25% of the shares offered herein, we’d only have $1,143.10.

With a higher amount to be invested, we’d be able to hire professional photographers and hire a third party company to help us finding possible clients. We’d also be able to reach a bigger number of prospected clients.

With a lower amount to be invested, we’d have to take our own photos of our products and we’d have to search for baggage manufactures with no help from professionals. We’d be able to reach a smaller number of prospected clients.

The Company’s president will be responsible for all negotiations.

If we are able to successfully complete the above described steps, we believe we will generate revenue. We believe that we could possibly start generating revenue with the sale of at least 25% of the shares offered herein; however, we would have to compromise our Plan of Operations.  We would depend on the acceptance from the third party developers to have a compensation based on our future licensing results and we would have to focus on only one type of luggage.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.  We will use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

We have no plans to enter into a sale of the company, an acquisition of another business or other business combination.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

The Company does not own or rent any property. Or business office space is provided by our president at no charge.

Our business office is located at 99 Village no. 12, Khok Kruad Sub-District, Mueang Nakhon  Ratchasima District Nakhon Ratchasima Province, 30280 Thailand; our telephone number is (702)331-8633 and our fax number is (702) 446-8233. Our United States and registered statutory office is located at 2360 Corporate Circle, Suite 400, Henderson, Nevada, 89074, telephone number (702) 866-2500.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of November 30, 2013 the Company had thirty active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our November 30, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “November 30, 2013 Audited Financial Statements - Auditors Report.”

As of November 30, 2013, Fuerte had $1,439 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Fuerte is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Fuerte having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Fuerte is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Fuerte cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Fuerte common stock would lose all of their investment.

The development and marketing of our products will begin over the next 12 months. Fuerte does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended November 30, 2013.  As of the fiscal year ended November 30, 2013 we had $1,439 of cash on hand in the bank. We incurred operating expenses in the amount of $9,209 in the fiscal year ended November 30, 2013. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $16,913.

Fuerte has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PACK FUERTE, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

November 30, 2013

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO AUDITED FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pack Fuerte, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Pack Fuerte, Inc. (A Development Stage Company) as of November 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended November 30, 2013 and since inception on September 5, 2012 through November 30, 2012 and 2013. Pack Fuerte, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pack Fuerte, Inc. (A Development Stage Company) as of November 30, 2013 and 2012 , and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended November 30, 2013 and since inception on September 5, 2012 through November 30, 2012 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at November 30, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

February 20, 2014

50 S. Jones Blvd. Suite 201 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

PACK FUERTE, Inc.
(A Development Stage Company)

BALANCE SHEETS
Audited

	November 30, 2013	November 30, 2012

ASSETS

CURRENT ASSETS
Cash	$1,439	$4,800
TOTAL CURRENT ASSETS	$1,439	$4,800

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,375	$-
Accounts payable - related party	1,477	1,004
TOTAL CURRENT LIABILITIES	$6,852	$1,004

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
11,500,000 shares at November 30, 2013 & at November 30, 2012	$11,500	$11,500
Deficit accumulated during the development stage	(16,913)	(7,704)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(5,413)	$3,796
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,439	$4,800

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(September 5, 2012) to
	November 30, 2013	November 30, 2012	November 30, 2013
REVENUE
Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES
Office and general	$3,778	$2,004	$5,782
Professional Fees	5,432	5,700	11,132
Total Expenses, before provision of income taxes	$9,209	$7,704	$16,913

Provision for income taxes	-	-	-

NET LOSS	$(9,209)	$(7,704)	$(16,913)
BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	11,500,000	10,574,713

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 5, 2012) to November 30, 2013

Audited

	Common Stock		Deficit accumulated during the
	Number of		development
	shares	Amount	stage	Total
Balance on inception, September 5, 2012	-	$-	$-	$-

Founder's shares issued for cash at $0.001
per share on September 24, 2012	11,500,000	11,500	-	11,500

Net loss for the period from inception
to November 30, 2012	-	-	(7,704)	(7,704)

Balance, November 30, 2012	11,500,000	$11,500	$(7,704)	$3,796

Net loss for the year to November 30, 2013			(9,209)	(9,209)

Balance, November 30, 2013	11,500,000	$11,500	$(16,913)	$(5,413)

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Audited

			September 5, 2012
	Year ended	Year ended	(date of inception) to
	November 30, 2013	November 30, 2012	November 30, 2013

OPERATING ACTIVITIES
Net loss	$(9,209)	$(7,704)	$(16,913)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	473	1,004	1,477
Increase (decrease) in accrued expenses	5,375	-	5,375

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(3,361)	$(6,700)	$(10,061)

FINANCING ACTIVITIES
Proceeds from sale of common stock		11,500	11,500
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$11,500	$11,500

NET INCREASE (DECREASE) IN CASH	$(3,361)	$4,800	$1,439

CASH, BEGINNING OF PERIOD	$4,800	$-	$-

CASH, END OF PERIOD	$1,439	$4,800	$1,439

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

November 30, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on April 30, 2012 and established a fiscal year end of April 30. It is a development-stage Company, as defined under FASB ASC 915-10, "Development Stage Entities", which intends to develop a built in safe with a combination lock that can store personal and or valuable items, inside of backpacks, carry-on luggage and suitcases.

The Company presently has no products.  All activities of the Company relate to its organization, initial funding and share issuances.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying balance sheets, statements of operations, stockholders' equity (deficit) and cash flows include all adjustments, consisting only of normal recurring items, for their fair presentation in conformity with accounting principles generally accepted in the United States. These financial statements are presented in United States dollars.

Advertising

Advertising costs are expensed as incurred.  As of November 30, 2013 and 2012, no advertising costs have been incurred.

Property

The Company does not own or rent any property.  The office space is provided by the president at no charge.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets

PACK FUERTE, Inc.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

November 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continuation)

are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $5,413, an accumulated deficit of $16,913 and net loss from operations since inception of $16,913. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company funded its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

PACK FUERTE, Inc.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

November 30, 2013

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of November 30, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 24, 2012 the Company issued 11,500,000 common shares for cash at $0.001 per share.

On November 30, 2013, the Company had 7,760,000 common shares issued and outstanding and on April 30, 2012 7,500,000 Founder's shares.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of November 30, 2013 and 2012, the Company has received $1,477 and $1,004, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

NOTE 7 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of November 30, 2013 and 2012 are as follows:

	November 30, 2013	November 30, 2012

Net operating loss carry forward	16,913	7,704
Effective Tax rate	35%	35%
Deferred Tax Assets	5,920	2,696
Less: Valuation Allowance	(5,920)	(2,696)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2032 and 2033.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

PACK FUERTE, Inc.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

November 30, 2013

NOTE 8 - SUBSEQUENT EVENTS

On December 11, 2013 the Company was authorized to sell 267,500 shares to the public for purposes of funding further development of the Corporation’s business.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of November 30, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of November 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of November 30, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight

Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of November 30, 2013 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Bunloet Sriphanorm has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Company’s current Audit Committee consists solely of Bunloet Sriphanorm, the Company’ sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Bunloet Sriphanorm	50	President, Treasurer, Chief Financial Officer, Secretary and Chairman of the Board of Directors.

The person named above has held his offices/positions since November 26, 2012 and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Business Experience

Bunloet Sriphanorm has worked in auto body repairs at Yontrakit Kia Moter Co. Ltd. from 2003 to 2010. He left the Company to work as a self-employed auto body repairer from 2011 to present.

Mr. Sriphanorm finished High School in 1983 and he had never held any other position in any other public company.

We believe Mr. Sriphanorm is competent to act as our president because of his self-employment experience and his understanding on how to deal with contractors, his ability and experience in negotiating with suppliers and sourcing products. Mr. Sriphanorm is an artisan and is capable of fabrication work in metals, plastics and fiberglass and has the capabilities to oversee the construction of prototypes and if required fabricate the prototypes himself.

Mr. Sriphanorm has demonstrated his entrepreneurial skills and has a personal interest in the Company’s product as he has been a victim of the type of crime the product is intended to secure against.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of PACK FUERTE, INC.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11.   EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and  its executive officer or directors. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Common Stock
Name and Address of Beneficial Owner [1]	Bunloet Sriphanorm 99 Village no. 12, Mueang Nakhon Ratchasima District Nakhon Ratchasima Province, 30280 Thailand	All Officers and Directors as a Group (1 person)
Amount and Nature of Beneficial Ownership	11,500,000	11,500,000
Percent of Class	100%	100%
Percentage of Ownership Assuming all of the Shares are Sold	62.8%	62.8%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Sriphanorm, our sole officer and director, lives in Thailand and currently devotes about 10 hours per week to Pack Fuerte, Inc. He is prepared to devote more time to our operations as may be required, but there are no guarantees he will be able to. Also, he has no proven ability to market and consummate sales of the securities offered herein, as he had no prior experience in raising funds in a public offering.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended November 30, 2013 we expect to incur approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended November 30, 2013, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of PACK FUERTE, INC. (incorporated by reference from our Registration Statement on Form S-1 filed on March 01, 2013)

3.2	Bylaws of PACK FUERTE, INC. (incorporated by reference from our Registration Statement on Form S-1 filed on March 01, 2013)

23.1	Consent of Seale and Beers, CPAs

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

*** Includes the following materials contained in this Annual Report on Form 10-K ended November 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Bunloet Sriphanorm

Bunloet Sriphanorm

President and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer

February 28, 2014