Form 10-Q
period 2014-02-28
PACK FUERTE, INC.
filed 2014-04-10
CIK 1567388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	February 28, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-187007

PACK FUERTE, INC.
(Exact name of registrant as specified in its charter)

Nevada			61-1693116
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

99 Village no. 12, Khok Kruad Sub-District, Mueang Nakhon Ratchasima DistrictNakhon Ratchasima Province, 30280 Thailand
(Address of principal executive offices) (Zip Code)

(702) 331-8633
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                         Yes[  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as of April 10, 2014 was 11,767,500 shares of common stock, $0.001 par value, issued and outstanding.

PACK FUERTE, INC.

QUARTERLY REPORT

PACK FUERTE, Inc.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

February 28, 2014

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

PACK FUERTE, Inc.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	February 28, 2014	November 30, 2013
		Audited

ASSETS

CURRENT ASSETS
Cash	$1,014	$1,439
TOTAL CURRENT ASSETS	$1,014	$1,439

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,000	$5,375
Accounts payable - related party	1,477	1,477
TOTAL CURRENT LIABILITIES	$3,477	$6,852

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
11,767,500 shares at February 28, 2014 & 11,500,000 at November 30, 2013	$11,768	$11,500
Additional Paid in Capital	5,083	-
Deficit accumulated during the development stage	(19,313)	(16,913)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(2,463)	$(5,413)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,014	$1,439

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	3 months	3 months	from inception
	ended	ended	(September 5, 2012) to
	February 28, 2014	February 28, 2013	February 28, 2014
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$900	$830	$6,682
Professional Fees	1,500	-	12,632
Total Expenses, before provision of income taxes	$2,400	$830	$19,313

Provision for income taxes	-	-	-

NET LOSS	$(2,400)	$(830)	$(19,313)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,719,944	11,500,000

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 5, 2012) to February 28, 2014
Unaudited
	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Deficit accumulated during the development stage	Total
Balance on inception, September 5, 2012	-	$-	$-	$-	$-

Founder's shares issued for cash at $0.001 per share on September 24, 2012	11,500,000	11,500	-	-	11,500

Net loss for the period from inception to November 30, 2012	-	-	-	(7,704)	(7,704)

Balance, November 30, 2012	11,500,000	$11,500	$-	$(7,704)	$3,796

Net loss for the year ended November 30, 2013	-	-	-	(9,209)	(9,209)

Balance, November 30, 2013	11,500,000	$11,500	$-	$(16,913)	$(5,413)

Common Shares issued for cash at @ $0.02 on December 11, 2013	267,500	268	5,083		5,350

Net loss for the period to February 28, 2014				(2,400)	(2,400)

Balance, February 28, 2014	11,767,500	$11,768	$5,083	$(19,313)	$(2,463)

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	3 months ended	3 months ended	September 5, 2012 (date of inception) to
	February 28, 2014	February 28, 2013	February 28, 2014

OPERATING ACTIVITIES
Net loss	$(2,400)	$(830)	$(19,313)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	-	750	1,477
Increase (decrease) in accrued expenses	(3,375)	-	2,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(5,775)	$(80)	$(15,836)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,350	-	16,850
NET CASH PROVIDED BY FINANCING ACTIVITIES	$5,350	$-	$16,850

NET INCREASE (DECREASE) IN CASH	$(425)	$(80)	$1,014

CASH, BEGINNING OF PERIOD	$1,439	$4,800	$-

CASH, END OF PERIOD	$1,014	$4,720	$1,014

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

February 28, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The Company was incorporated in the State of Nevada as a for-profit Company on September 5, 2012 and established a fiscal year end of November 30. It is a development-stage Company that intends to develop a built-in Safe with a combination lock that can store personal and or valuable items, inside of backpacks, carry-on luggage and suitcases. This safe would be accessible from the outside of the luggage for inserting valuables and the inserted items would be only recoverable from the inside.  The Company is currently in the development stage as defined under FASB ASC 915-10, “Development Stage Entities" and has as yet no products.  All activities of the Company to date relate to its organization, initial funding and share issuances

The accompanying financial statements have been prepared by the Company without audit.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2013 audited financial statements.  The results of operations for the periods ended February 28, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

Basis of presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions the affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $2,463, an accumulated deficit of $19,313 and net loss from operations since inception of $19,313. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs (up to $15,000), however, there are no binding agreements regarding this commitment and there is no guarantee our officers and directors will lend the Company any funds.

PACK FUERTE, Inc.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

February 28, 2014

NOTE 3 - CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On September 24, 2012, the Company has issued 11,500,000 Founder’s shares at $0.001 per share.

On December 17, 2013, the Company issued 267,500 common shares at $0.02 per share for $5,350.

On February 28, 2014, the Company had 11,767,500, and on November 30, 3013, had 11,500,000 common shares issued and outstanding.

As of February 28, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of February 28, 2014 and of November 30, 2013the Director paid expenses on behalf of the Company for $1,477.  The advance is interest free and payable on demand.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no further events to disclose.

ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Company History

PACK FUERTE, Inc. (“PACK FUERTE”, “the Company”, “we”, “us” or “our”) is a development stage company incorporated in the State of Nevada on October 25, 2012. Pack Fuerte, Inc. intends to develop a built in safe with a combination lock that can store personal and or valuable items, inside of backpacks, carry-on luggage and suitcases. This safe would be assessable from the outside of the luggage for inserting valuables and the inserted items would be only recoverable from the inside.

We plan on generate revenue licensing our to-be-developed products to luggage manufacturing companies, after our prototype(s) is fully developed.

We expect to start generating revenues only after we are able to successfully implement our plan of operation.

We have registered 6,800,000 of our common stock for sale to the public.  Our registration statement became effective on October 4, 2013 and we are in the process of seeking equity financing to fund our operations over the next 12 months.  The Company will fail if funds are not either raised in this offering or by loans, either from the President or from other interested parties. If we are unable to raise enough funds through this offering, the Company would have to seek additional capital through debt or equity.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining its reporting status. The Company’s sole officer and director, Mr. Sriphanorm is committed to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Should the Company fail to raise capital through this offering and Mr. Sriphanorm is unwilling or unable to loan the Company funds to proceed with its plans the Company will have to cease all business activities until such time further funds are raised.  As the Company does not currently have enough cash to fund its business plan and may not have enough to pay all of its liabilities; if the Company is unable to raise funds from this offering it may be able to issue restricted common shares to its creditors to satisfy their debts. The Company would only offer its creditors shares to settle debt if unable to raise equity financing. The Company would not settle any related party debt with this type of share offering.  The Company’s current debts are to its attorney, and EDGARizer, there is no assurance that any of the Company’s creditors would accept restricted shares from the company in exchange for their debts.

Results of Operations

As of February 28, 2014 we had $1,014 in cash, with liabilities of $3,477, as compared to November 30, 2013, where we had $1,439 in cash and liabilities of $6,852.

We incurred operating expenses in the amount of $2,400 in the period ended February 28, 2014 as compared to $830 in the period ended February 28, 2013

As of February 28, 2014 and 2013, we had $1,477 and $1,004, respectively, due to our sole officer for expenses paid on behalf of the Company.

Plan of Operation

Over the next 12 months, provided that we have raised enough funds, our Company expects to start generating revenue after completing the steps described below. If we do not raise enough cash through this offering, the following plan of operation below will take effect after we raise enough funds to do so.

The expenses referenced herein, including the costs for the materials and equipment, were estimated based on the president’s personal expectations and it is not based in any market research or third party professional’s opinion. For this reason, there is no certainty that the amounts disclosed will be sufficient to accomplish the objectives listed herein.

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

Capital Resources

If the Company is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because the Company is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangement

The Company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Bunloet Sriphanorm has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Sriphanorm’s undertaking is neither under a contract nor agreement between him and the Company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10 (f) (1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information  requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.

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

Changes in Internal Controls over Financial Reporting

As reported in our Report on Form 10-Q for the quarter ended February 28, 2014, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of February 28, 2014. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        No equity securities were sold during the three months ended February 28, 2014.

Item 3. Defaults Upon Senior Securities

No senior securities were issued or outstanding during the three months ended February 28, 2014.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

    None

Item 6. Exhibits

Exhibit No.	Document Description
3.1	Articles of Incorporation [1]
3.2	By-Laws [1]
10.1 LAB	XBRL Taxonomy Extension Label Linkbase***
10.1 PRE	XBRL Taxonomy Extension Presentation Linkbase***
10.1 INS	XBRL Instance Document***
10.1 SCH	XBRL Taxonomy Extension Schema***
10.1 CAL	XBRL Taxonomy Extension Calculation Linkbase***
10.1 DEF	XBRL Taxonomy Extension Definition Linkbase***
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer **

[1]     Incorporated by reference from the Company’s filing with the Commission on January 25, 2013.

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACK FUERTE, INC.

BY:      /s/ Bunloet Sriphanorm

 ----------------------

Bunloet Sriphanorm

President, Secretary Treasurer,

Principal Executive Officer, Principal Financial Officer

Dated:  April 10, 2014