Form 10-Q
period 2014-05-31
PACK FUERTE, INC.
filed 2014-07-15
CIK 1567388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	May 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-187007

PACK FUERTE, INC.
(Exact name of registrant as specified in its charter)

Nevada			61-1693116
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as of July 14, 2014 was 11,767,500 shares of common stock, $0.001 par value, issued and outstanding.

PACK FUERTE, INC.

QUARTERLY REPORT

PACK FUERTE, Inc.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

May 31, 2014

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

PACK FUERTE, Inc.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	May 31, 2014	November 30, 2013
		Audited

ASSETS

CURRENT ASSETS
Cash	$114	$1,439
TOTAL CURRENT ASSETS	$114	$1,439

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,500	$5,375
Accounts payable - related party	3,327	1,477
TOTAL CURRENT LIABILITIES	$4,827	$6,852

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
11,767,500 shares at May 31, 2014 & 11,500,000 at November 30, 2013	$11,768	$11,500
Additional Paid in Capital	5,082	-
Deficit accumulated during the development stage	(21,563)	(16,913)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(4,713)	$(5,413)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$114	$1,439

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	3 months ended May 31, 2014	3 months ended May 30, 2013	6 months ended May 31, 2014	6 months ended May 31, 2013	Cumulative results from inception (September 5, 2012) to May 31, 2014
REVENUE
Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES
Office and general	$750	$600	$1,650	$1,430	$7,432
Professional Fees	1,500	2,200	3,000	2,200	14,132
Total Expenses, before provision of income taxes	$2,250	$2,800	$4,650	$3,630	$21,563

Provision for income taxes	-	-	-	-	-

NET LOSS	$(2,250)	$(2,800)	$(4,650)	$(3,630)	$(21,563)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,767,500	11,500,000	11,743,984	11,500,000	11,767,500

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 5, 2012) to May 31, 2014
Unaudited

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Deficit accumulated during the development stage	Total
Balance on inception, September 5, 2012	-	$-	$-	$-	$-
Founder's shares issued for cash at $0.001 per share on September 24, 2012	11,500,000	11,500	-	-	11,500
Net loss for the period from inception to November 30, 2012	-	-	-	(7,704)	(7,704)

Balance, November 30, 2012	11,500,000	$11,500	$-	$(7,704)	$3,796
Net loss for the year ended
November 30, 2013	-	-	-	(9,209)	(9,209)

Balance, November 30, 2013	11,500,000	$11,500	$-	$(16,913)	$(5,413)

Common Shares issued for cash at @ $0.02 on December 11, 2013	267,500	268	5,083	-	5,350
Net loss for the period to May 31, 2014	-	-	-	(4,650)	(4,650)

Balance, May 31, 2014	11,767,500	$11,768	$5,083	$(21,563)	$(4,713)

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

		6 months ended May 31, 2014		6 months ended May 31, 2013	September 5, 2012 (date of inception) to May 31, 2014

OPERATING ACTIVITIES
Net loss	$	(4,650)	$	(3,630)	$(21,563)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party		1,850		3,550	1,500
Increase (decrease) in accrued expenses		(3,875)		-	3,327

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		$(6,675)		$(80)	$(16,736)

FINANCING ACTIVITIES
Proceeds from sale of common stock		5,350		-	16,850

NET CASH PROVIDED BY FINANCING ACTIVITIES		$5,350		$-	$16,850

NET INCREASE (DECREASE) IN CASH	$	(1,325)	$	(80)	$114
CASH, BEGINNING OF PERIOD		$1,439		$4,800	$-

CASH, END OF PERIOD		$114		$4,720	$114

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest		$-		$-	$-

Income taxes		$-		$-	$-

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

May 31, 2014

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2013 audited financial statements.  The results of operations for the periods ended May 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $4,713, an accumulated deficit of $21,563 and net loss from operations since inception of $21,563. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

On September 24, 2012, the Company has issued 11,500,000 Founder’s shares at $0.001 per share.

On December 17, 2013, the Company issued 267,500 common shares for $5,350 cash.

As of May 31 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

On May 31, 2014, the Company had 11,767,500, and on November 30, 3013, had 11,500,000 common shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of May 31, 2014 and of November 30, 2013 the Director paid expenses on behalf of the Company of $3,327 and $1,477 respectively. The advance is interest free and payable on demand.

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

Results of Operations

As of May 31, 2014 we had $114 in cash, with liabilities of $4,827, as compared to November 30, 2013, where we had $1,439 in cash and liabilities of $6,852.

We incurred operating expenses in the amount of $2,250 in the three-month period ended May 31, 2014 as compared to $2,800 in the three-month period ended May 31, 2013

As of May 31, 2014 and 2013, we had $3,327 and $1,477, respectively, due to our sole officer for expenses paid on behalf of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        No equity securities were sold during the three months ended May 31, 2014.

Item 3. Defaults Upon Senior Securities

No senior securities were issued or outstanding during the three months ended May 31, 2014.

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

PACK FUERTE, INC.

BY:      /s/ Bunloet Sriphanorm

 ----------------------

Bunloet Sriphanorm

President, Secretary Treasurer,

Principal Executive Officer, Principal Financial Officer

Dated:  July 14,  2014