Form 10-Q/A
period 2014-08-31
PACK FUERTE, INC.
filed 2014-11-18
CIK 1567388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
Yes |X| No |_|

The number of shares outstanding of the Registrant's Common Stock as of August 31, 2014 was 100,875,000 shares of common stock, $0.001 par value, issued and outstanding.

Explanatory Note: We are amending our Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, which was originally filed with the SEC on October 15, 2014, to correct the typo in the 10-Q to reflect the correct number of shares as per the Shareholders list.

PACK FUERTE, INC.

QUARTERLY REPORT

PACK FUERTE, Inc.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

August 31, 2014

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

PACK FUERTE, Inc.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	August 31, 2014	November 30, 2013
		Audited

ASSETS
CURRENT ASSETS
Cash	$16	$1,439
TOTAL CURRENT ASSETS	$16	$1,439

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,800	$5,375
Accounts payable - related party	5,187	1,477
TOTAL CURRENT LIABILITIES	$6,987	$6,852

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
100,875,000 shares at August 31, 2014 & 1,725,000,000 at November 30, 2013	$100,875	$1,725,000
Additional Paid in Capital	(84,035)	(1,713,500)
Deficit accumulated during the development stage	(23,811)	(16,913)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(6,971)	$(5,413)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$16	$1,439

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	3 months ended August 31, 2014	3 months ended August 31, 2013	9 months ended August 31, 2014	9 months ended August 31, 2013	Cumulative results from inception (September 5, 2012) to August 31, 2014
REVENUE
Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES
Office and general	$748	$1,200	$2,398	$2,630	$8,180
Professional Fees	1,500	-	4,500	1,500	15,632
Total Expenses, before provision of income taxes	$2,248	$1,200	$6,898	$4,130	$23,811

Provision for income taxes	-	-	-	-	-

NET LOSS	$(2,248)	$(1,200)	$(6,898)	$(4,130)	$(23,811)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	100,875,000	1,725,000,000	1,046,061,131	1,725,000,000

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 5, 2012) to August 31, 2014

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Deficit accumulated during the development stage	Total
Balance on inception, September 5, 2012	-	$-	$-	$-	$-
Founder's shares issued for cash at $0.000007 per share on September 24, 2012	1,725,000,000	1,725,000	(1,713,500)	-	11,500
Net loss for the period from inception to November 30, 2012	-	-	-	(7,704)	(7,704)

Balance, November 30, 2012	1,725,000,000	$1,725,000	$(1,713,500)	$(7,704)	$3,796
Net loss for the year ended
November 30, 2013	-	-	-	(9,209)	(9,209)

Balance, November 30, 2013	1,725,000,000	$1,725,000	$(1,713,500)	$(16,913)	$(5,413)

Common Shares issued for cash at @ $0.000133 on December 17, 2013	40,125,000	40,125	(34,775)	-	5,350
Common Shares retired on May 6th	(1,664,250,000)	(1,664,250)	1,664,240		(10)
Net loss for the period to August 31, 2014	-	-	-	(6,898)	(6,898)

Balance, August 31, 2014	100,875,000	$100,875	$(84,035)	$(23,811)	$(6,971)

On August 18, 2014 the Company approved a 150:1 forward split of the common stock.  All shares have been retrospectively restated.

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

		9 months ended August 31, 2014		9 months ended August 31, 2013	September 5, 2012 (date of inception) to August 31, 2014

OPERATING ACTIVITIES
Net loss	$	(6,898)	$	(4,130)	$(23,811)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party		3,700		1,200	1,800
Increase (decrease) in accrued expenses		(3,575)		-	5,187

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$	(6,763)	$	(2,930)	$(16,824)

FINANCING ACTIVITIES
Proceeds from sale of common stock		5,340		-	16,840

NET CASH PROVIDED BY FINANCING ACTIVITIES		$5,340		$-	$16,840

NET INCREASE (DECREASE) IN CASH	$	(1,423)	$	(2,930)	$16
CASH, BEGINNING OF PERIOD		$1,439		$4,800	$-

CASH, END OF PERIOD		$16		$1,870	$16

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest		$-		$-	$-

Income taxes		$-		$-	$-

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $6,971, an accumulated deficit of $23,811 and net loss from operations since inception of $23,811. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

On May 6, 2014, the Company retired 1,664,325 shares for $10 cash..

On August 18, 2014 the Company approved a forward split of 150:1

As of August 31 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 31, 2014, the Company had 100,875,000, and on November 30, 3013, had 1,725,000 common shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of August 31, 2014 and of November 30, 2013 the Director paid expenses on behalf of the Company of $5,187 and $1,477 respectively. The advance is interest free and payable on demand.

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

PACK FUERTE, INC.

BY:      /s/ Bunloet Sriphanorm

 ----------------------

Bunloet Sriphanorm

President, Secretary Treasurer,

Principal Executive Officer, Principal Financial Officer

Dated:  November 18,  2014