Form 10-K
period 2014-11-30
PACK FUERTE, INC.
filed 2015-03-06
CIK 1567388

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	November 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-187007

PACK FUERTE, INC.
(Exact name of registrant as specified in its charter)
Nevada		61-1693116
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

99 Village no. 12, Khok Kruad Sub-District, Mueang Nakhon Ratchasima District Nakhon Ratchasima Province, 30280 Thailand
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code)	(702) 331-8633

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
Yes |X| No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of November 30, 2014, the aggregate value of voting and non-voting common equity held by non-affiliates was $16,840.

Table of Contents

		Page No.
	Part I
Item 1.	Business	3
Item 1A.	Risk Factors	7
Item 1B	Unresolved Staff Comments	7
Item 2	Properties	7
Item 3	Legal Proceedings	7
Item 4	(Removed and Reserved)	7

Part IV
Item 15	Exhibits and Financial Statement Schedules	24

PART I

ITEM 1: BUSINESS

General Information About Pack Fuerte, Inc.

Pack Fuerte, Inc. was incorporated by Mr. Miguel Alonso Peralta, former sole officer and director in the State of Nevada. On November 26, 2012 Mr. Peralta had resigned his positions as sole officer and director of Pack Fuerte, Inc. and Mr. Bunloet Sriphanorm had been appointed as the new sole officer and director.November 30th has been established as the Company’s fiscal year end.

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

Fuertehas no plans to change its business activities or partner with another business and is not aware of any circumstances or events that might cause this plan to change.

As of November 30, 2014 our president and director has invested $11,500 in the Company. During the period of December 2013, 30 other investors have invested a further $5,350 in the Company through the purchase of common shares. Despite our efforts to raise funds through the share sale, more funds would be necessary to continue our business plan, or we will need to cease operations entirely.

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

Our business office is located at 99 Village no. 12, Khok Kruad Sub-District, Mueang Nakhon  Ratchasima District Nakhon Ratchasima Province, 30280 Thailand; our telephone number is (702)331-8633 and our fax number is (702) 446-8233. Our United States and registered statutory office is located at 2360 Corporate Circle, Suite 400, Henderson, Nevada, 89074.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of November 30, 2014 the Company had thirty active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our November 30, 2014 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “November 30, 2014 Audited Financial Statements - Auditors Report.”

                    As of November 30, 2014, Fuerte had $16 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended November 30, 2014.  As of the fiscal year ended November 30, 2014 we had $16 of cash on hand in the bank. We incurred operating expenses in the amount of $11,023 in the fiscal year ended November 30, 2014. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $27,936.

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

FINANCIAL STATEMENTS

November 30, 2014

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO AUDITED FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pack Fuerte, Inc.

We have audited the accompanying balance sheets of Pack Fuerte, Inc. as of November 30, 2014, and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended November 30, 2014. Pack Fuerte, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pack Fuerte, Inc. as of November 30, 2014, and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year  period ended November 30, 2014.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at November 30, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

February 23, 2015

PACK FUERTE, Inc.

BALANCE SHEETS

Audited

	November 30, 2014	November 30, 2013

ASSETS
CURRENT ASSETS
Cash	$16	$1,439
TOTAL CURRENT ASSETS	$16	$1,439

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,800	$5,375
Accounts payable - related party	7,312	1,477
TOTAL CURRENT LIABILITIES	$11,112	$6,852

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
100,875,000 shares at November 30, 2014 & 1,725,000,000 at November 30, 2013	$100,875	$1,725,000
Additional Paid in Capital	(84,035)	(1,713,500)
Retained Deficit	(27,936)	(16,913)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(11,096)	$(5,413)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$16	$1,439

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.

STATEMENTS OF OPERATIONS

Audited

	Year ended November 30, 2014	Year ended November 30, 2013
REVENUE
Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES
Office and general	$3,023	$3,778
Professional Fees	8,000	5,432
Total Expenses, before provision of income taxes	$11,023	$9,209

Provision for income taxes	-	-

NET LOSS	$(11,023)	$(9,209)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	810,411,986	1,725,000,000

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

As at November 30, 2014

Audited

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Deficit accumulated during the development stage	Total

Balance, November 30, 2012	1,725,000,000	$1,725,000	$(1,713,500)	$(7,704)	$3,796

Net loss for the year ended November 30, 2013	-	-	-	(9,209)	(9,209)

Balance, November 30, 2013	1,725,000,000	$1,725,000	$(1,713,500)	$(16,913)	$(5,413)

Common Shares issued for cash at @ $0.000133 on December 17, 2013	40,125,000	40,125	(34,775)		5,350

Common Shares retired on May 6th, for cash	(1,664,250,000)	(1,664,250)	1,664,240		(10)

Net loss for the year ended November 30, 2014				(11,023)	(11,023)

Balance, November 30, 2014	100,875,000	100,875	(84,035)	(27,936)	(11,096)

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.

STATEMENTS OF CASH FLOWS

Audited

	Year ended November 30, 2014	Year ended November 30, 2013

OPERATING ACTIVITIES
Net loss	$(11,023)	$(9,209)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	5,835	473
Increase (decrease) in accrued expenses	(1,575)	5,375

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6,763)	$(3,361)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,340	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$5,340	$-

NET INCREASE (DECREASE) IN CASH	$(1,423)	$(3,361)
CASH, BEGINNING OF PERIOD	$1,439	$4,800

CASH, END OF PERIOD	$16	$1,439

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

November 30, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on September 5, 2012 and established a fiscal year end of April 30. It is a development-stage Company, as defined under FASB ASC 915-10, "Development Stage Entities", which intends to develop a built in safe with a combination lock that can store personal and or valuable items, inside of backpacks, carry-on luggage and suitcases.
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

Advertising
Advertising costs are expensed as incurred.  As of November 30, 2014 and 2012, no advertising costs have been incurred.

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

Income Taxes
The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $11,096, an accumulated deficit of $27,936 and net loss from operations since inception of $27,936. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company funded its initial operations by way of issuing Founder’s shares.

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

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of November 30, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 24, 2012 the Company issued 1,725,000,000 common shares for cash at $0.000007 per share.

As of November 30, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 18, 2014 the Company approved a 150:1 forward split of the common stock.  All shares have been retrospectively restated.

On November 30, 2014, the Company had 100,875,000 common shares issued and outstanding and on November 30, 2013 1,725,000,000 shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of November 30, 2014 and 2013, the Company has received $7,312 and $1,477, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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
The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of November 30, 2014 and 2013 are as follows:

	November 30, 2014	November 30, 2013
Net operating loss carry forward	27,936	16,913
Effective Tax rate	35%	35%
Deferred Tax Assets	9,778	16,913
Less: Valuation Allowance	(9,778)	(16,913)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2032 and 2033.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures~~.~~ which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

As of November 30, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of November 30, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of November 30, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of November 30, 2014 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Bunloet Sriphanorm	51	President, Treasurer, Chief Financial Officer, Secretary and Chairman of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Common Stock
Name and Address of Beneficial Owner [1]	Bunloet Sriphanorm 99 Village no. 12, Mueang Nakhon Ratchasima District Nakhon Ratchasima Province, 30280 Thailand	All Officers and Directors as a Group (1 person)
Amount and Nature of Beneficial Ownership	60,750,000	60,750,000
Percent of Class	100%	100%
Percentage of Ownership Assuming all of the Shares are Sold	60.22%	60.22%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Sriphanorm, our sole officer and director, lives in Thailand and currently devotes about 10 hours per weekto Pack Fuerte, Inc.He is prepared to devote more timeto our operations as may be required, but there are no guarantees he will be able to. Also, he has no proven ability to market and consummate sales of the securities offered herein, as he had no prior experience in raising funds in a public offering.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended November 30, 2014 we expect to incur approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended November 30, 2014, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

March 4, 2015