Form 10-Q
period 2015-02-28
PACK FUERTE, INC.
filed 2015-04-15
CIK 1567388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	February 28, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-187007

PACK FUERTE, INC.
(Exact name of registrant as specified in its charter)

Nevada			61-1693116
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as of February 28, 2015 was 100,875,000 shares of common stock, $0.001 par value, issued and outstanding.

PACK FUERTE, INC.

QUARTERLY REPORT

PACK FUERTE, Inc.

CONDENSED FINANCIAL STATEMENTS

February 28, 2015

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

PACK FUERTE, Inc.

CONDENSED BALANCE SHEETS
Audited

	February 28, 2015	November 30, 2014

ASSETS

CURRENT ASSETS
Cash	$3,816	$16
TOTAL CURRENT ASSETS	$3,816	$16

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,100	$3,800
Accounts payable - related party	15,112	7,312
TOTAL CURRENT LIABILITIES	$17,212	$11,112

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
100,875,000 shares at February 28, 2015 & at November 30, 2014	$100,875	$100,875
Additional Paid in Capital	(84,035)	(84,035)
Retained Deficit	(30,236)	(27,936)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(13,396)	$(11,096)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$3,816	$16

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	3 months endedFebruary 28, 2015	3 months endedFebruary 28, 2014
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Office and general	$800	$900
Professional Fees	1,500	1,500
Total Expenses, before provision of income taxes	$2,300	$2,400

Provision for income taxes	-	-

NET LOSS	$(2,300)	$(2,400)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	100,875,000	1,757,991,667

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	3 months ended February 28, 2015	3 months ended February 28, 2014

OPERATING ACTIVITIES
Net loss	$(2,300)	$(2,400)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	7,800	(3,375)
Increase (decrease) in accrued expenses	(1,700)	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,800	$(5,775)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,350

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$5,350

NET INCREASE (DECREASE) IN CASH	$3,800	$(425)

CASH, BEGINNING OF PERIOD	$16	$1,439

CASH, END OF PERIOD	$3,816	$1,014

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

PACK FUERTE, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

February 28, 2015

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2014 audited financial statements.  The results of operations for the periods ended February 28, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $13,396, an accumulated deficit of $30,236 and net loss from operations since inception of $30,236. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

On May 6, 2014, the Company retired 1,664,325 shares for $10 cash.

On August 18, 2014 the Company approved a forward split of 150:1

As of August 31 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 31, 2014 and on November 30, 2014, the Company had 100,875,0000 common shares issued and outstanding.

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

Results of Operations

As of February 28, 2015 we had $3,816 in cash, with liabilities of $17,212, as compared to November 30, 2014, where we had $16  in cash and liabilities of $11,112.

We incurred operating expenses in the amount of $2,300 in the three-month period ended  February 28, 2015  as compared to $2,400 in the three-month period ended February 28, 2014.

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

10

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

11

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        No equity securities were sold during the three months ended February 28, 2015.

Item 3. Defaults Upon Senior Securities

No senior securities were issued or outstanding during the three months ended February 28, 2015.

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

PACK FUERTE, INC.

By:      /s/ Bunloet Sriphanorm

 ----------------------

Bunloet Sriphanorm

President, Secretary, Treasurer

Principal Executive Officer, Principal Financial Officer

Dated:  April 09, 2015

13