Form 10-Q
period 2015-08-31
PACK FUERTE, INC.
filed 2015-10-14
CIK 1567388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	August 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-187007

PACK FUERTE, INC.
(Exact name of registrant as specified in its charter)
Nevada			61-1693116
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as of August 31, 2015 was 100,875,000 shares of common stock, $0.001 par value, issued and outstanding.

PACK FUERTE, INC.

QUARTERLY REPORT

TABLE OF CONTENTS

PACK FUERTE, INC.

CONDENSEND FINANCIAL STATEMENTS

August 31, 2015

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

PACK FUERTE, INC.

CONDENSED BALANCE SHEETS

Unaudited

	August 31, 2015	November 30, 2014
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$516	$16
TOTAL CURRENT ASSETS	$516	$16

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,181	$3,800
Accounts payable - related party	15,112	7,312
TOTAL CURRENT LIABILITIES	$32,293	$11,112

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
100,875,000 shares at August 31, 2015 & at November 30, 2014	$100,875	$100,875
Additional Paid in Capital	(84,035)	(84,035)
Retained Deficit	(48,617)	(27,936)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(31,777)	$(11,096)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$516	$16

The accompanying notes are an integral part of these financial statements

PACK FUERTE, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended	3 months ended	9 months ended	9 months ended
	August 31, 2015	August 30, 2014	August 31, 2015	August 31, 2014
REVENUE

Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES

Office and general	$12,648	$748	$15,768	$2,398
Professional Fees	1,500	1,500	4,913	4,500
Total Expenses, before provision of income taxes	$14,148	$2,248	$20,681	$6,898

Provision for income taxes	-	-	-	-

NET LOSS	$(14,148)	$(2,248)	$(20,681)	$(6,898)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	100,875,000	100,875,000	100,875,000	1,725,000,000

The accompanying notes are an integral part of these financial statements

PACK FUERTE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	9 months ended	9 months ended
	August 31, 2015	August 31, 2014

OPERATING ACTIVITIES
Net loss	$(20,681)	$(6,898)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	7,800	3,710
Increase (decrease) in accrued expenses	13,381	(3,575)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$500	$(6,763)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,340

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$5,340

NET INCREASE (DECREASE) IN CASH	$500	$(1,423)

CASH, BEGINNING OF PERIOD	$16	$1,439

CASH, END OF PERIOD	$516	$16

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

PACK FUERTE, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

August 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The Company was incorporated in the State of Nevada as a for-profit Company on September 5, 2012 and established a fiscal year end of November 30. The Company intends to develop a built-in Safe with a combination lock that can store personal and or valuable items, inside of backpacks, carry-on luggage and suitcases. This safe would be accessible from the outside of the luggage for inserting valuables and the inserted items would be only recoverable from the inside.

The accompanying financial statements have been prepared by the Company without audit.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2014 audited financial statements.  The results of operations for the periods ended August 31, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $31,777 and an accumulated deficit of $48,617. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs (up to $15,000), however, there are no binding agreements regarding this commitment and there is no guarantee our officers and directors will lend the Company any funds.

PACK FUERTE, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

August 31, 2015

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

On September 24, 2012, the Company has issued 1,725,000,000 Founder’s shares for $11,500 cash.

On December 17, 2013, the Company issued 40,125,000 common shares for $5,350 cash.

On May 6, 2014, the Company retired 1,664,325 shares for $10 cash.

On August 18, 2014 the Company approved a forward split of 150:1

As of August 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 31, 2015 and on November 30, 2014, the Company had 100,875,000 common shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of August 31, 2015 and of November 30, 2014 the Director paid expenses on behalf of the Company of $15,112 and $7,312 respectively.  The advance is interest free and payable on demand.

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

Results of Operations

As of August 31, 2015 we had $516 in cash, with liabilities of $32,293, as compared to November 30, 2014, where we had $16 in cash and liabilities of $11,112.

We incurred operating expenses in the amount of $14,148 in the three-month period ended August 31, 2015 as compared to $2,248 in the three-month period ended August 31, 2014. During the nine-month period ended August 31, 2015 operating expenses totalized $20,681 compared to $6,898 during the nine-month period ended August 31, 2014

Plan of Operation

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

Changes in Internal Controls over Financial Reporting

As reported in our Report on Form 10-K for the annual year ended November 30, 2014, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of August 31, 2015. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities were sold during the three months ended August 31, 2015.

Item 3. Defaults Upon Senior Securities

No senior securities were issued or outstanding during the three months ended August 31, 2015.

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

Dated:  October 14, 2015