Form 10-K
period 2015-11-30
PACK FUERTE, INC.
filed 2016-02-29
CIK 1567388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	November 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-187007

PACK FUERTE, INC.
(Exact name of registrant as specified in its charter)
Nevada		61-1693116
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

99 Village no. 12, Khok Kruad Sub-District, Mueang Nakhon Ratchasima District Nakhon Ratchasima Province, 30280 Thailand
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code)	(702) 331-8633

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
Yes |X| No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity. The number of shares outstanding of the Registrant’s Common Stock as of November 30, 2015 was 100,875,000 shares of common stock, $0.001  par value, issued and outstanding.

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

As of November 30, 2015 our president and director has invested $11,500 in the Company. During the period of December 2013, 30 other investors have invested a further $5,350 in the Company through the purchase of common shares. Despite our efforts to raise funds through the share sale, more funds would be necessary to continue our business plan, or we will need to cease operations entirely.

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

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of November 30, 2015 the Company had thirty active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our November 30, 2015 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “November 30, 2015 Audited Financial Statements - Auditors Report.”

As of November 30, 2015, Fuerte had $516 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended November 30, 2015.  As of the fiscal year ended November 30, 2015 and November 30, 2014 we had $516 compared to $16 of cash on hand in the bank. We incurred operating expenses in the amount of $25,466 compared to $11,023 in the fiscal year ended November 30, 2015 and November 30, 2014. These operating expenses were comprised of professional fees and office and general expenses.

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

November 30, 2015

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO AUDITED FINANCIAL STATEMENTS

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pack Fuerte, Inc.

We have audited the accompanying balance sheets of Pack Fuerte, Inc. as of November 30, 2014 and 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended November 30, 2015.  Pack Fuerte, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pack Fuerte, Inc. as of November 30, 2014 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at November 30, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

February 26, 2016

PACK FUERTE, Inc.

BALANCE SHEETS
Audited

	November 30, 2015	November 30, 2014

ASSETS

CURRENT ASSETS
Cash	$516	$16
TOTAL CURRENT ASSETS	$516	$16

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,966	$3,800
Accounts payable - related party	18,112	7,312
TOTAL CURRENT LIABILITIES	$37,078	$11,112

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
100,875,000 shares at November 30, 2015 & at November 30, 2014	$100,875	$100,875
Additional Paid in Capital	(84,035)	(84,035)
Retained Deficit	(53,402)	(27,936)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(36,562)	$(11,096)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$516	$16

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.

STATEMENTS OF OPERATIONS
Audited

	Year	Year
	ended	ended
	November 30, 2015	November 30, 2014
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Office and general	$16,553	$3,023
Professional Fees	8,913	8,000
Total Expenses, before provision of income taxes	$25,466	$11,023

Provision for income taxes	-	-

NET LOSS	$(25,466)	$(11,023)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	100,875,000	810,411,986

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
As at November 30, 2015

Audited

	Common Stock		Additional
	Number of		Paid-in	Deficit
	shares	Amount	Capital	accumulated	Total
Balance, November 30, 2013	1,725,000,000	$1,725,000	$(1,713,500)	$(16,913)	$(5,413)
Common Shares issued for cash at @ $0.000133
on December 17, 2013	40,125,000	40,125	(34,775)		5,350

Common Shares retired on May 6th 2014, for cash	(1,664,250,000)	(1,664,250)	1,664,240		(10)

Net loss for the year to November 30, 2014				(11,023)	(11,023)

Balance, November 30, 2014	100,875,000	100,875	(84,035)	(27,936)	(11,096)

Net loss for the year to November 30, 2015				(25,466)	(25,466)

Balance, November 30, 2015	100,875,000	$100,875	$(84,035)	$(53,402)	$(36,562)

On August 18, 2014 the Company approved a 150:1 forward split of the common stock. All shares have been retrospectively restated.
The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.

STATEMENTS OF CASH FLOWS
Audited

	Year	Year
	ended	ended
	November 30, 2015	November 30, 2014

OPERATING ACTIVITIES
Net loss	$(25,466)	$(11,023)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	10,800	5,835
Increase (decrease) in accrued expenses	15,166	(1,575)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$500	$(6,763)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,340
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$5,340

NET INCREASE (DECREASE) IN CASH	$500	$(1,423)

CASH, BEGINNING OF PERIOD	$16	$1,439

CASH, END OF PERIOD	$516	$16

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

PACK FUERTE, Inc.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

November 30, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on September 5, 2012 and established a fiscal year end of November 30. The Company intends to develop a built in safe with a combination lock that can store personal and or valuable items, inside of backpacks, carry-on luggage and suitcases.

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

Advertising

Advertising costs are expensed as incurred.  As of November 30, 2015 and 2014, no advertising costs have been incurred.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $36,562, an accumulated deficit of $53,402 and net loss from operations since inception of $53,402. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company funded its initial operations by way of issuing Founder’s shares.

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

As of November 30, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 24, 2012 the Company issued 1,725,000,000 common shares for cash at $0.000007 per share.

As of November 30, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 18, 2014 the Company approved a 150:1 forward split of the common stock.  All shares have been retrospectively restated.

On November 30, 2015 and 2014, the Company had 100,875,000 common shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of November 30, 2015 and 2014, the Company has received $18,112 and $7,312, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of November 30, 2015 and 2014 are as follows:

	November 30, 2015	November 30, 2014

Net Operating loss carry forward	53,402	27,936
Effective Tax rate	35%	35%
Deferred Tax Assets	18,691	9,778
Less: Valuation Allowance	(18,691)	(9,778)
Net deferred tax asset	$ 0	$ 0

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

As of November 30, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of November 30, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of November 30, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of November 30, 2015 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Bunloet Sriphanorm	52	President, Treasurer, Chief Financial Officer, Secretary and Chairman of the Board of Directors.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended November 30, 2015 we expect to incur approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended November 30, 2015, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

February 29, 2016