Form 10-K/A
period 2015-11-30
PACK FUERTE, INC.
filed 2016-03-07
CIK 1567388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

Explanatory note: This Amendment on our Annual Report on Form 10-K for the fiscal year end November 30, 2015 was filed to add exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T.

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

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of PACK FUERTE, INC. (incorporated by reference from our Registration Statement on Form S-1 filed on March 01, 2013)
3.2	Bylaws of PACK FUERTE, INC. (incorporated by reference from our Registration Statement on Form S-1 filed on March 01, 2013)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer **
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

*** Includes the following materials contained in this Annual Report on Form 10-K ended November 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Bunloet Sriphanorm

Bunloet Sriphanorm

President and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer

March 07 , 2016