Form 10-Q
period 2016-05-31
PACK FUERTE, INC.
filed 2016-09-06
CIK 1567388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	May 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-187007

PACK FUERTE, INC.
(Exact name of registrant as specified in its charter)
Nevada			61-1693116
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as of May 31, 2016 was 100,875,000 shares of common stock, $0.001 par value, issued and outstanding.

PACK FUERTE, INC.

QUARTERLY REPORT

TABLE OF CONTENTS

PACK FUERTE, INC.

CONDENSEND FINANCIAL STATEMENTS

May 31, 2016

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

PACK FUERTE, INC.

CONDENSED BALANCE SHEETS

Unaudited

	May 31, 2016	November 30, 2015

ASSETS
CURRENT ASSETS
Cash	$516	$516
TOTAL CURRENT ASSETS	$516	$516

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,796	$18,966
Accounts payable - related party	31,115	18,112
TOTAL CURRENT LIABILITIES	$42,911	$37,078

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
100,875,000 shares at May 31, 2016 & at November 30, 2015	$100,875	$100,875
Additional Paid in Capital	(84,035)	(84,035)
Retained Deficit	(59,235)	(53,402)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(42,395)	$(36,562)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$516	$516

The accompanying notes are an integral part of these financial statements

PACK FUERTE, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months Ended	3 months Ended	6 months ended	6 months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
REVENUE
Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES
Office and general	$300	$2,320	$1,433	$3,120
Professional Fees	2,200	1,913	4,400	3,413
Total Expenses, before provision of income taxes	$2,500	$4,233	$5,833	$6,533

Provision for income taxes	-	-	-	-

NET LOSS	$(2,500)	$(4,233)	$(5,833)	$(6,533)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	100,875,000	100,875,000	100,875,000	100,875,000

The accompanying notes are an integral part of these financial statements

PACK FUERTE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	6 months	6 months
	ended	ended
	May 31, 2016	May 31, 2015
OPERATING ACTIVITIES
Net loss	$(5,833)	$(6,533)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	13,003	7,800
Increase (decrease) in accrued expenses	(7,170)	(768)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$500
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-
NET INCREASE (DECREASE) IN CASH	$-	$500
CASH, BEGINNING OF PERIOD	$516	$16
CASH, END OF PERIOD	$516	$516

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

PACK FUERTE, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

May 31, 2016

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2015 audited financial statements.  The results of operations for the periods ended May 31, 2016 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $42,395 and an accumulated deficit of $59,235 and net loss from operations since inception of $59,235. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

May 31, 2016

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

On September 24, 2012, the Company has issued 1,725,000,000 Founder’s shares for $11,500 cash.

On December 17, 2013, the Company issued 40,125,000 common shares for $5,350 cash.

On May 6, 2014, the Company retired 1,664,250,000 shares for $10 cash.

On August 18, 2014 the Company approved a forward split of 150:1

As of May 31, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

On May 31, 2016 and on November 30, 2015, the Company had 100,875,000 common shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of May 31, 2016 and of November 30, 2015 the Director paid expenses on behalf of the Company of $31,115 and $18,112 respectively.  The advance is interest free and payable on demand.

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

Results of Operations

As of May 31, 2016 we had $516 in cash, with liabilities of $42,911, as compared to November 30, 2015, where we had $516 in cash and liabilities of $37,078.

We incurred operating expenses in the amount of $5,833 in the six-month period ended May 31, 2016 as compared to $6,533 in the six-month period ended May 31, 2015. During the three-month period ended May 31, 2016 operating expenses totalized $2,500 compared to $4,233 during the three-month period ended May 31, 2015.

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

Changes in Internal Controls over Financial Reporting

As reported in our Report on Form 10-K for the annual year ended November 30, 2015, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of May 31, 2016. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities were sold during the three months ended May 31, 2016.

Item 3. Defaults Upon Senior Securities

No senior securities were issued or outstanding during the three months ended May 31, 2016.

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

Dated:  September 06, 2016