Form 10-Q/A
period 2016-05-31
PACK FUERTE, INC.
filed 2016-09-08
CIK 1567388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment no.1
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

Explanatory Note: We are amending our Quarterly Report on Form 10-Q ended May 31, 2016 to add exhibit 101 consisting of our interactive data files.

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

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

            None

Item 6. Exhibits

Exhibit No.	Document Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer, previously filed on September 06, 2016
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer, previously filed on September 06, 2016
32.2	Section 1350 Certification of Chief Financial Officer **
101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Dated:  September 08 , 2016