Form 10-K
period 2016-11-30
NAMI Corp.
filed 2017-05-03
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number: 333-187007

NAMI CORP.
(Exact name of registrant as specified in its charter)

Nevada	61-1693116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3773 Howard Hughes Parkway, Suite 500S

Las Vegas, Nevada 89169

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code) (702) 331-8633

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes ☒ No ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (May 31, 2016). No market value can be provided as no trading was done during the period referenced.

The number of shares outstanding of the Registrant’s Common Stock as of April 1, 2017 was 706,125,000 shares, $0.001 par value.

PART I

ITEM 1: BUSINESS

General Information About NAMI CORP.

NAMI Corp. (formerly known as Pack Fuerte, Inc.) (the “Company”) was incorporated in the State of Nevada on September 5, 2012. November 30th has been established as the Company’s fiscal year end.

On October 31, 2016, a change in control of the Company occurred by virtue of the Company's largest shareholder, Bunloet Sriphanorm, selling 60,750,000 shares of the Company’s common stock to Ong Tee Keat, an individual residing in Malaysia, which represented 60.22% of the Company’s total issued and outstanding shares of common stock at that time. Such 60,750,000 shares sold represented all of the shares of the Company’s common stock owned by Mr. Sriphanorm.

On October 31, 2016, the Company filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby it amended its Articles of Incorporation by (a) increasing the Company’s authorized number of shares of common stock from 200 million to 5 billion; and (b) increasing all of its issued and outstanding shares of common stock at a ratio of seven (7) shares for every one (1) share held. The Company’s Board of Directors approved this amendment on October 26, 2016.

On November 3, 2016, the Company filed Articles of Merger with the Nevada SOS whereby it entered into a statutory merger with its wholly-owned subsidiary, NAMI Corp. pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name to “NAMI Corp.”

Effective December 13, 2016, the Board of Directors (the “Board”) of the Company appointed Mr. Ong Tee Keat as Chairman of the Board of Directors, CEO, Secretary, and Treasurer, and Binloet Sriphanorm resigned from his positions as an officer and director of the Company.

We are a development-stage Company that intends to develop a built in safe with a combination lock that can store personal and or valuable items, inside of backpacks, carry-on luggage and suitcases. We plan on generating revenues by licensing our intellectual property for the Company’s products for luggage manufacturing companies, in the event we are able to successfully develop our prototype(s).

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company leases a virtual office located at BNY Mellon Center, 1735 Market Street, Suite 3750, Philadelphia, PA 19103.  The Company does not own or rent any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

There is currently no established public trading market for our common shares.   Our shares of common stock are approved for trading on the OTC Markets under the ticker symbol “NINK”. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

OTC Markets securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Number of Holders

As of April 14, 2017, the Company had a total of 706,125,000 shares issued and outstanding, which were held by a total of 31 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended November 30, 2016. We have not paid any cash dividends since inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

In October 2016, the Company’s Board of directors approved a 7:1 forward split.  All share and per share amounts herein reflect the impact of the forward split.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our November 30, 2016 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officers and directors may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “November 30, 2016 Audited Financial Statements - Auditors Report.”

As of November 30, 2016, the Company had $0 cash compared to $516 in cash on as of November 30, 2015. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If the Company is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If the Company cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

The development and marketing of our products is expected to begin over the next 12 months. The Company does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended November 30, 2016. As of the fiscal year ended November 30, 2016 and November 30, 2015 we had $0 and $516 of cash on hand in the bank, respectively. We incurred operating expenses in the amount of $41,708 for the fiscal year ended November 30, 2016 compared to operating expenses of $25,466 for the fiscal year ended November 30, 2015. These operating expenses were comprised of professional fees and office and general expenses.

The Company intends to become a holding company with the objective of systematically acquiring assets in the form of profitable companies to be acquired throughout the Asian region, providing consistent attractive returns to its investments.

However, the Company has no current plans, preliminary or otherwise, to merge with any other entity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 NAMI Corp. (FKA Pack Fuerte Inc.)

FINANCIAL STATEMENTS

November 30, 2016

Audited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NAMI Corp. (f/k/a Pack Fuerte, Inc.)

We have audited the accompanying balance sheet of NAMI Corp. as of November 30, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended November 30, 2016. NAMI Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NAMI Corp. as of November 30, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at November 30, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

May 3, 2017

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pack Fuerte, Inc.

We have audited the accompanying balance sheet of Pack Fuerte, Inc. as of November 30, 2015 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended November 30, 2015. Pack Fuerte, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pack Fuerte, Inc. as of November 30, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

February 26, 2016

NAMI Corp. (FKA Pack Fuerte Inc.)

BALANCE SHEETS
Audited

	November 30, 2016	November 30, 2015

ASSETS

CURRENT ASSETS
Cash	$-	$516
Trust Fund	-	-
TOTAL CURRENT ASSETS	$-	$516

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,129	$18,966
Accounts payable - related party	34,025	18,112
TOTAL CURRENT LIABILITIES	$47,154	$37,078

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized 5,000,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 706,125,000 shares at November 30, 2016 & at November 30, 2015	$706,125	$706,125
Additional Paid in Capital	(689,285)	(689,285)
Retained Deficit	(63,994)	(53,402)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(47,154)	$(36,562)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$516

The accompanying notes are an integral part of these financial statements

NAMI Corp. (FKA Pack Fuerte Inc.)

STATEMENTS OF OPERATIONS
Audited

	Year	Year
	ended	ended
	November30, 2016	November30, 2015
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Office and general	$11,595	$16,553
Professional Fees	30,113	8,913
Total Expenses, before provision of income taxes	$41,708	$25,466

Other Income (Expenses)

Gain on Debt Settlement	$31,115	$-

Provision for income taxes	-	-

NET LOSS	$(10,592)	$(25,466)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	706,125,000	706,125,000

The accompanying notes are an integral part of these financial statements

NAMI Corp. (FKA Pack Fuerte Inc.)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
As at November 30, 2016

Audited

	Common Stock		Additional
	Number of		Paid-in	Deficit
	shares	Amount	Capital	accumulated	Total

Balance, November 30, 2014	706,125,000	706,125	(689,285)	(27,936)	(11,096)

Net loss for the year to November 30, 2015				(25,466)	(25,466)

Balance, November 30, 2015	706,125,000	706,125	(689,285)	(53,402)	(36,562)

Net loss for the year to November 30, 2016				(10,592)	(10,592)

Balance, November 30, 2016	706,125,000	$706,125	$(689,285)	$(63,994)	$(47,154)

On August 18, 2014 the Company approved a 150:1 forward split of the common stock and on October 26, 2016 the Company approved a 7:1 forward split of the common stock . All shares have been retrospectively restated.

The accompanying notes are an integral part of these financial statements

NAMI Corp. (FKA Pack Fuerte Inc.)

STATEMENTS OF CASH FLOWS
Audited

	Year	Year
	ended	ended
	November 30, 2016	November 30, 2015
OPERATING ACTIVITIES
Net loss	$(10,592)	$(25,466)
Adjustment to reconcile net loss to net cash
used in operating activities:
Gain on Debt Settlement	(31,115)	-
Expenses paid on company's behalf by related party	13,003	10,800

Increase (decrease) in accrued expenses	(5,837)	15,166

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(34,541)	$500

FINANCING ACTIVITIES
Loan from Related Party	34,025	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$34,025	$-

NET INCREASE (DECREASE) IN CASH	$(516)	$500

CASH, BEGINNING OF PERIOD	$516	$16

CASH, END OF PERIOD	$-	$516

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

NAMI Corp. (FKA Pack Fuerte Inc.)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

November 30, 2016

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

Advertising

Advertising costs are expensed as incurred. As of November 30, 2016 and 2015, no advertising costs have been incurred.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $47,154, an accumulated deficit of $63,994 and net loss from operations since inception of $63,994. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares.

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

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 5,000,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of November 30, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 24, 2012 the Company issued 12,075,000,000 common shares for cash at $0.000002 per share.

On August 18, 2014 the Company approved a 150:1 forward split of the common stock and on October 26, 2016 the Company approved a 7:1 forward split of the common stock. All shares have been retrospectively restated.

On November 30, 2016 and 2015, the Company had 706,125,000 common shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of November 30, 2016 and 2015, the Company has received $34,025 and $18,112, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of November 30, 2016 and 2015 are as follows:

	November 30, 2016	November 30, 2015

Net operating loss carry forward	63,994	53,402
Effective Tax rate	35%	35%
Deferred Tax Assets	22,398	18691
Less: Valuation Allowance	(22,398)	(18,691)
Net deferred tax asset	$0	$0

The net federal operating loss carry forward will expire between 2033 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K,the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Company’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures. which is identified below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

2  . Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of November 30, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of November 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of November 30, 2016, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of November 30, 2016 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Ong Tee Keat was been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.

The names, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)

Ong Tee Keat	60	President, Treasurer, Chief Financial Officer, Secretary, and Chairman of the Board of Directors.

Mr. Keat was named to the offices/positions on December 13, 2016.

Business Experience

Mr. Keat was a member of the Parliament of Malaysia until 2013, the Transport Minister in the Malaysian federal cabinet from 18 March 2008 to 4 June 2010 and the 8th president of the Malaysian Chinese Association (MCA). Educated at Confucian High School in Kuala Lumpur, Ong went on to the prestigious Methodist Boys' School for Form Six studies. Six years after graduating as a mechanical engineer, and while enjoying a lucrative post at an engineering firm, he quit to become political secretary to the then Housing and Local Government Minister Datuk Lee Kim Sai in 1986.

Ong won several literary awards for his works was once a columnist for Chinese daily Sin Chew Jit Poh. His articles ran from 1979 to 1986.

Mr. Ong is not an officer or director of any other public company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of the Company

Corporate Governance

Nominating Committee. We have not established a Nominating Committee because of our limited operations; and because we have only one director and one officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee. We have not established an Audit Committee because of our limited operations and because we have only one director and one officer.

Code of Ethics. We have not adopted a Code of Ethics for our principal executive and financial officer.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission. Executive officers, directors and more than 10% stockholders are required by regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended November 30, 2016 and written representations that no other reports were required, the Company believes that each of the following persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s Common Stock failed to comply with all Section 16(a) filing requirements during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Bunolet Sriphanorm	None	1	Form 4

Ong Tee Keat	None	1	Form 3

ITEM 11. EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2017 by:

•	each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock; and

•	each of our directors and named executive officers;

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable common share property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

NAME	TOTAL SHARES OWNED	PERCENTAGE
Ong Tee Keat 15D JLN Pandan 3/5 Pandan Jaya, Kuala Lumpur	425,250,000	60.22%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During fiscal year 2016, there were no material transactions between the Company and any officer, director or related party. Additionally, there are no other officers, directors or other related parties that since the beginning of fiscal year 2016, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us .

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2016 and for the fiscal year ended December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	November 30, 2016 $	November 30, 2015 $
Audit Fees	9,500	8,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	9,500	8,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on March 01, 2013)
3.2	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.(I) of our Form 8-K filed on December 16, 2016)
3.3	Articles of Merger (incorporated by reference from Exhibit 3.(II) of our Form 8-K filed on December 16, 2016)
3.4	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on March 01, 2013)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Financial Officer **

________________

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAMI CORP., a Nevada corporation

/s/ Ong Tee Keat
Ong Tee
President and Director, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer

May 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ong Tee Keat
Ong Tee
President and Director, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer

May 3, 2017

