Form 10-Q
period 2017-02-28
NAMI Corp.
filed 2017-05-23
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-187007

NAMI CORP.
(Exact name of registrant as specified in its charter)

Nevada	61-1693116
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3773 Howard Hughes Parkway, Suite 500S

Las Vegas, Nevada 89169

(Address of principal executive offices)

(702) 331-8633

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock as of May 5, 2017 was 706,125,000 shares, $0.001 par value.

NAMI Corp.

(FKA Pack Fuerte, Inc.)

FORM 10-Q

Quarterly Period Ended February 28, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAMI Corp. (FKA Pack Fuerte Inc.)

BALANCE SHEETS

(unaudited)

	February 28, 2017	November 30, 2016

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Cash held in trust	11,500	-
Prepaid expenses and deposits	1,000	-
Total Current Assets	12,500	-

TOTAL ASSETS	$12,500	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$16,406	$13,129
Due to related parties	78,686	34,025
Total Current Liabilities	95,092	47,154

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value,	-	-
Issued and outstanding 706,125,000 shares at February 28, 2017 and at November 30, 2016	706,125	706,125
Additional paid-in capital	(689,285)	(689,285)
Accumulated deficit	(99,432)	(63,994)
Total stockholders' (deficit) equity	(82,592)	(47,154)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp. (FKA Pack Fuerte Inc.) STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2017	2016

OPERATING EXPENSES
General and administrative	$1,521	$1,133
Professional fees	33,917	2,200
OPERATING LOSS	(35,438)	(3,333)

Provision for income taxes	-	-

NET LOSS	$(35,438)	$(3,333)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	706,125,000	706,125,000

The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp. (FKA Pack Fuerte Inc.)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,438)	$(3,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	-	12,820
Increase (decrease) in accrued expenses	-	(9,487)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,000)
Accounts payable and accrued liabilities	3,277	-
Net cash used in operating activities	(33,161)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	44,661	-
Net cash provided by financing activities	44,661	-

Net increase (decrease) in cash and cash equivalents	11,500	-
Cash and cash equivalents - beginning of period	-	516
Cash and cash equivalents - end of period	$11,500	$516

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing transactions
Debt forgiven by previous related party	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp. (FKA Pack Fuerte Inc.)

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2017

(unaudited)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2016 audited financial statements. The results of operations for the periods ended February 28, 2017 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $82,592, an accumulated deficit of $99,432 and net loss from operations since inception of $99,432. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 3 – CAPITAL STOCK

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

On February 28, 2017, and November 30, 2016, the Company had 706,125,000 common shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of February 28, 2017, and November 30, 2016, the Company has received $78,686 and $34,025, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As used in this quarterly report, the terms "we", "us", "our", and "our company" means NAMI Corp., unless otherwise indicated.

Company History

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

We are a development-stage Company that had plans to develop a built in safe with a combination lock that can store personal and or valuable items, inside of backpacks, carry-on luggage and suitcases. Our business plan was to generate revenues by licensing our intellectual property for the Company’s products for luggage manufacturing companies, in the event we are able to successfully develop our prototype(s). Due to the aforementioned change of control we are seeking business and acquisition opportunities in Asia utilizing the contacts and knowledge of our sole officer and director, Mr. Ong.

Results of Operations

Three months ended February 28, 2017 compared to the three months ended February 29, 2016

As of February 28, 2017, we had $11,500 in cash and cash held in trust, with liabilities of $95,092, as compared to November 30, 2016, where we had nil in cash and liabilities of $47,154.

We had no revenue during the three (3) month periods ended February 28, 2017 and February 29, 2016.

We incurred operating expenses in the amount of $35,438 in the three-month period ended February 28, 2017 as compared to $3,333 in the three-month period ended February 29, 2016.

Plan of Operations

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

The Company will have to raise approximately $125,000 to meet its operating needs for the next twelve (12) month. It intends to raise funds from private placement of its securities. If the Company is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If the Company cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

The Company intends to become a holding company with the objective of systematically acquiring assets in the form of profitable companies to be acquired throughout the Asian region, providing consistent attractive returns to its investments.

However, the Company has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangement

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Company’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures. which is identified below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of February 28, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of February 28, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of February 28, 2017, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of February 28, 2017 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2017 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Quarterly Report.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three month period ended February 28, 2017:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Mine safety disclosures are not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on March 1, 2013)
3.2	Amendment of Articles of Incorporation (incorporated by reference from Exhibit 3.(I) of our Form 8-K filed on December 16, 2016)
3.3	Articles of Merger (incorporated by reference from Exhibit 3.(II) of our Form 8-K filed on December 16, 2016)
3.4	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on March 1, 2013)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer **
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

_______

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAMI CORP., a Nevada corporation

DATED: May 23, 2017	By:	/s/ Ong Tee Keat
Ong Tee Keat
President, Director, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer

