Form 10-Q
period 2017-05-31
NAMI Corp.
filed 2017-06-16
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

The number of shares outstanding of the Registrant’s Common Stock as of May 31, 2017 was 706,125,000 shares, $0.001 par value.

NAMI Corp.

(FKA Pack Fuerte, Inc.)

FORM 10-Q

Quarterly Period Ended May 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAMI Corp. (FKA Pack Fuerte Inc.)

BALANCE SHEETS

(unaudited)

	May 31, 2017	November 30, 2016

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Cash held in trust	1,750	-
Prepaid expenses and deposits	1,000	-
Total Current Assets	2,750	-

TOTAL ASSETS	$2,750	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$13,217	$13,129
Due to related parties	91,929	34,025
Total Current Liabilities	105,146	47,154

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value,	-	-
Issued and outstanding 706,125,000 shares at May 31, 2017 and at November 30, 2016	706,125	706,125
Additional paid-in capital	(689,285)	(689,285)
Accumulated deficit	(119,236)	(63,994)
Total stockholders' (deficit) equity	(102,396)	(47,154)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,750	$-

The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp. (FKA Pack Fuerte Inc.)

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	May31,	May 31,	May31,	May 31,
	2017	2016	2017	2016

OPERATING EXPENSES
General and administrative	$1,516	$300	$3,037	$1,433
Professional fees	24,167	2,200	58,084	4,400
OPERATING LOSS	(25,683)	(2,500)	(61,121)	(5,833)

Other income
Gain on forgiveness of payables	5,879	-	5,879	-
Total Other income	5,879	-	5,879	-

Provision for income taxes	-	-	-	-

NET LOSS	$(19,804)	$(2,500)	$(55,242)	$(5,833)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	706,125,000	706,125,000	706,125,000	706,125,000

The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp. (FKA Pack Fuerte Inc.)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	May 31,	May 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,242)	$(5,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	-	13,003
Increase (decrease) in accrued expenses	-	(7,170)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,000)
Accounts payable and accrued liabilities	88	-
Net cash used in operating activities	(56,154)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	57,904	-
Net cash provided by financing activities	57,904	-

Net increase (decrease) in cash and cash equivalents	1,750	-
Cash and cash equivalents - beginning of period	-	516
Cash and cash equivalents - end of period	$1,750	$516

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp. (FKA Pack Fuerte Inc.)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2017

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2016 audited financial statements. The results of operations for the periods ended May 31, 2017 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $102,396, an accumulated deficit of $119,236 and net loss from operations since inception of $119,236. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

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

On May 31, 2017, and November 30, 2016, the Company had 706,125,000 common shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of May 31, 2017, and November 30, 2016, the Company has received $91,929 and $34,025, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

NOTE 5 - SUBSEQUENT EVENTS

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

Results of Operations

Six-month period ended May 31, 2017 compared to the six-month period ended May 31, 2016

We had no revenue during the six (6) month period ended May 31, 2017 and May 31, 2016.

We incurred operating expenses in the amount of $61,121 in the six-month period ended May 31, 2017 as compared to $5,833 in the six-month period ended May 30, 2016. The increase was primarily due to legal costs incurred in reorganizing the ownership of the Company.

During the six-month period ended May 31, 2017, the Company had a gain on forgiveness of payables of $5,879.

Three-month period ended May 31, 2017 compared to the three-month period ended May 31, 2016

We had no revenue during the three (3) month period ended May 31, 2017 and May 30, 2016.

During the three-month period ended May 31, 2017, we incurred operating expenses in the amount of $25,683 compared to $2,500 during the three-month period ended May 31, 2016. The increase was primarily due to legal costs incurred in reorganizing the ownership of the Company.

During the three-month period ended May 31, 2017, the Company had a gain on forgiveness of payables of $5,879.

Liquidity and Capital Resources

As of May 31, 2017, we had $1,750 in cash and cash held in trust, with liabilities of $105,146, as compared to November 30, 2016, where we had $0 in cash, with liabilities of $47,154.

The Company’s current primary source of capital is borrowings from related parties. The Company is currently exploring debt and equity funding opportunities in order to fund future operating plans.

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

The Company will have to raise approximately $125,000 to meet its operating needs for the next twelve (12) months. It intends to raise funds from private placement of its securities. If the Company is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If the Company cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

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

As of May 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of May 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of May 31, 2017, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2017 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the six month period ended May 31, 2017:

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

________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAMI CORP., a Nevada corporation

DATED: June 16, 2017	By:	/s/ Ong Tee Keat
Ong Tee Keat
President, Director, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer

