Form 10-Q
period 2017-08-31
NAMI Corp.
filed 2017-10-16
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filers,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock as of August 31, 2017 was 706,125,000 shares, $0.001 par value.

NAMI Corp.

(FKA Pack Fuerte, Inc.)

FORM 10-Q

Quarterly Period Ended August 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAMI Corp. (FKA Pack Fuerte Inc.)

BALANCE SHEETS

(unaudited)

	August 31, 2017	November 30, 2016

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Cash held in trust	-	-
Prepaid expenses and deposits	-	-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$4,916	$13,129
Due to related parties	125,899	34,025
Total Current Liabilities	130,815	47,154

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value,	-	-
Issued and outstanding 706,125,000 shares at August 31, 2017 and at November 30, 2016	706,125	706,125
Additional paid-in capital	(689,285)	(689,285)
Accumulated deficit	(147,655)	(63,994)
Total stockholders' (deficit) equity	(130,815)	(47,154)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$(0)	$-

The accompanying notes are an integral part of these financial statements.

 NAMI Corp. (FKA Pack Fuerte Inc.)

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August31,	August 31,	August31,	August 31,
	2017	2016	2017	2016

OPERATING EXPENSES
General and administrative	$999	$1,564	$4,036	$2,997
Professional fees	27,420	2,200	85,504	6,600
OPERATING LOSS	(28,419)	(3,764)	(89,540)	(9,597)

Other income
Gain on forgiveness of payables	-	-	5,879	-
Total Other income	-	-	5,879	-

Provision for income taxes	-	-	-	-

NET LOSS	$(28,419)	$(3,764)	$(83,661)	$(9,597)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	706,125,000	706,125,000	706,125,000	706,125,000

The accompanying notes are an integral part of these financial statements.

NAMI Corp. (FKA Pack Fuerte Inc.)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	August 31,	August 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(83,661)	$(9,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	-	13,003
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(8,213)	(3,922)
Net cash used in operating activities	(91,874)	(516)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	91,874	-
Net cash provided by financing activities	91,874	-

Net increase (decrease) in cash and cash equivalents	-	(516)
Cash and cash equivalents - beginning of period	-	516
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NAMI Corp. (FKA Pack Fuerte Inc.)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2017

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2016 audited financial statements. The results of operations for the periods ended August 31, 2017 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $130,815, an accumulated deficit of $147,655 and net loss from operations since inception of $147,655. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares.

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

On September 24, 2012, the Company issued 12,075,000,000 common shares for cash at $0.000002 per share.

On August 18, 2014, the Company approved a 150:1 forward split of the common stock and on October 26, 2016 the Company approved a 7:1 forward split of the common stock. All shares have been retrospectively restated.

On August 31, 2017, and November 30, 2016, the Company had 706,125,000 common shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of August 31, 2017, and November 30, 2016, the Company has received $125,899 and $34,025, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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

On June 22, 2017, the Board expanded the Board from one (1) member to three (3) members. In connection with the expansion of the Board, the Board appointed Nik Ismail Bin Nik Yusoff and Abdul Aziz bin Haji Jaafar to the Board.

One July 1, 2017, Mr. Ong Keat Tee resigned from his position as Treasurer and Chief Financial Officer. On the same day, the Board appointed Mr. Lew Sze How as the Company’s Chief Financial Officer.

On August 23, 2017, the Board expanded the Board from three (3) members to four (4) members. In connection with the expansion of the Board, the Board appointed Soh Ooi Tech as a member of the Board.

We are a development-stage Company that had plans to develop a built in safe with a combination lock that can store personal and or valuable items, inside of backpacks, carry-on luggage and suitcases. Our business plan was to generate revenues by licensing our intellectual property for the Company’s products for luggage manufacturing companies, in the event we are able to successfully develop our prototype(s). Due to the aforementioned change of control we are seeking business and acquisition opportunities in Asia utilizing the contacts and knowledge of officers and directors.

Results of Operations

We had no revenue during the nine (9) month period ended August 31, 2017 and August 31, 2016.

We incurred operating expenses in the amount of $89,540 during the nine-month period ended August 31, 2017 as compared to $9,597 during the nine-month period ended August 31, 2016. The increase was primarily due to additional legal and professional fees during the nine months ended August 31, 2017, incurred for the reorganization of the Company.

We had no revenue during the three (3) month period ended August 31, 2017 and August 31, 2016.

During the three-month period ended August 31, 2017, we incurred operating expenses in the amount of $28,419 compared to $3,764 during the three-month period ended August 31, 2016. The increase was primarily due to additional legal and professional fees during the three months ended August 31, 2017, incurred for the reorganization of the Company.

Liquidity and Capital Resources

As of August 31, 2017, we had $0 in cash and cash held in trust, with liabilities of $130,815, as compared to November 30, 2016, where we had $0 in cash, with liabilities of $47,154.

The Company’s current primary source of capital is borrowing from related parties. The Company is currently exploring debt and equity funding opportunities in order to fund future operating plans.

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

As of August 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of August 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of August 31, 2017, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31, 2017 and communicated to our management.

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

Except for the appointment of three (3) outside directors, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the nine-month period ended August 31, 2017: None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Mine safety disclosures are not applicable.

ITEM 5. OTHER INFORMATION

On August 23, 2017, the Board expanded the Board from three (3) members to four (4) members. In connection with the expansion of the Board, the Board appointed Soh Ooi Tech as a member of the Board. Mr. Soh Ooi Tech is currently the Marketing Director of Pro Road Sdn. Bhd., which was engaged in the trading of liquor since year 2007 throughout Malaysia, and counties within Asia. His responsibilities include developing the company’s marketing strategy, including campaigns, events, digital marketing, PR, tracking changes in supply and demand, identifying clients’ current and future needs, and monitoring the competition. Mr. Soh’s mandate is to provide a wide range of quality liquors, wines and beers from top brands at affordable prices and services to all clients.

ITEM 6. EXHIBITS

Exhibits:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAMI CORP., a Nevada corporation

DATED: October 16, 2017	By:	/s/ Ong Tee Keat
Ong Tee Keat
President, Director, Principal Executive Officer

DATED: October 16, 2017	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

