Form 10-K
period 2017-11-30
NAMI Corp.
filed 2018-02-27
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2017

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

Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (May 31, 2017). No market value can be provided as no trading was done during the period referenced.

The number of shares outstanding of the Registrant’s Common Stock as of January 23, 2018 was 706,125,000 shares, $0.001 par value.

NAMI Corp.

FORM 10-K

PART I

ITEM 1. BUSINESS

Description of Business.

NAMI Corp. (the “Company”) was incorporated in the State of Nevada on September 5, 2012. November 30th has been established as the Company’s fiscal year end.

On October 31, 2016, a change in control of the Company occurred by virtue of the Company's largest shareholder sold 60,750,000 shares of the Company’s common stock to the Company’s current Chief Executive Officer, Ong Tee Keat, an individual residing in Malaysia, which represented 60.22% of the Company’s total issued and outstanding shares of common stock at that time. Such 60,750,000 shares sold represented all of the shares of the Company’s common stock owned by such prior shareholder.

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

Effective December 13, 2016, the Board of Directors (the “Board”) of the Company appointed Mr. Ong Tee Keat as Chairman of the Board of Directors, CEO, Secretary, and Treasurer.

On June 22, 2017, the Board expanded the Board from one (1) member to three (3) members. In connection with this expansion, the Board appointed Nik Ismail Bin Nik Yusoff and Abdul Aziz bin Haji Jaafar as members of the Board.

On July 1, 2017, Mr. Ong Keat Tee resigned from his position as Treasurer and Chief Financial Officer. On the same day, the Board appointed Mr. Lew Sze How as the Company’s Chief Financial Officer.

On August 23, 2017, the Board expanded the Board from three (3) members to four (4) members. In connection with this expansion, the Board appointed Soh Ooi Tech as a member of the Board.

We are a development-stage company that intends to locate and acquire assets or businesses located in Malaysia and other jurisdictions in Asia that we believe provide opportunities for growth and income generation. We plan on completing 1-2 such acquisitions during the 2018 calendar year.

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

Not applicable.

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

Number of Holders

As of December 14, 2017, the Company had a total of 706,125,000 shares issued and outstanding, which were held by a total of 5 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended November 30, 2017. We have not paid any cash dividends since inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

In October 2016, the Company’s Board of directors approved a 7:1 forward split.  All share and per share amounts herein reflect the impact of the forward split.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The Issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

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

Our auditor’s report on our November 30, 2017 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officers and directors may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “November 30, 2017 Audited Financial Statements - Auditors Report.”

Results of Operations

As of November 30, 2017, the Company had $0 cash compared to $0 in cash as of November 30, 2016. Management believes this amount will not satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements by additional equity or debt financing. This will likely be in the form of private placements of common stock or notes.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

Year Ended November 30, 2017 Compared to Year Ended November 30, 2016

We did not generate any revenue during the fiscal year ended November 30, 2017. As of the fiscal year ended November 30, 2017 and November 30, 2016 we had $0 and $0 of cash on hand 1 in the bank, respectively. We incurred operating expenses in the amount of $110,403 for the fiscal year ended November 30, 2017 compared to operating expenses of $41,708 for the fiscal year ended November 30, 2016. These operating expenses were comprised of professional fees, office and general expenses. The increases to operating expenses were due to an increase in legal fees from $30,113 for the year ended November 30, 2016, to $105,694 for the year ended November 30, 2017, resulting primarily from restructuring costs, and costs incurred for potential acquisitions.

The Company intends to become a holding company with the objective of systematically acquiring assets in the form of profitable companies to be acquired throughout the Asian region, providing consistent attractive returns to its investments.

In December 2017, the Company entered into a Letter of Intent with GMCI Corp., a Nevada corporation with offices in Kuala Lumpur, Malaysia, whereby the Company would acquire up to 100% of the issued and outstanding shares of GMCI’s stock. GMCI is currently in the business of financing bauxite trading transactions between a private Malaysian company and its customers in the People’s Republic of China. The acquisition of GMCI is subject to completion of NAMI’s due diligence review, execution of a definitive agreement and shareholders’ meeting.

Liquidity and Capital Resources

Fiscal Years Ended November 30, 2017 and 2016

As of November 30, 2017, our total assets were $0 and our total liabilities were $151,678 comprised of accounts payable and accrued liabilities and amounts due to related parties.

Stockholders’ deficient increased from a deficit of $151,678 as of November 30, 2017 compared to $47,154 as of November 30, 2016.

Cash Flows from Operating Activities

We have not generated significant positive cash flow from operating activities. For the year ended November 30, 2017, net cash flows used in operating activities were $112,819. For year ended November 30, 2016, net cash flow used in operating activities was $34,541.

Cash Flows from Financial Activities

We have financed our operations primarily from either advances and loans from related parties or the issuance of equity instruments. For the fiscal year ended November 30, 2017, net cash provided by financing activities was $112,819 consisting of proceeds from related party advances. For the fiscal year ended November 30, 2016, net cash provided by financing activities was $34,025 consisting of proceeds in advances from related parties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended November 30, 2017 and 2016, and the report thereon of AMC Auditing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NAMI Corp.

We have audited the accompanying balance sheets of NAMI Corp. as of November 30, 2017 and November 30, 2016 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended November 30, 2017. NAMI Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NAMI Corp. as of November 30, 2017 and November 30, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at November 30, 2017, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

February 23, 2018

NAMI Corp.

BALANCE SHEETS

	November 30, 2017	November 30, 2016
ASSETS
Current Assets
Cash held in trust	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$4,834	$13,129
Due to related parties	146,844	34,025
Total Current Liabilities	151,678	47,154

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value,	-	-
Issued and outstanding 706,125,000 shares at November 30, 2017 and at November 30, 2016	706,125	706,125
Additional paid-in capital	(689,285)	(689,285)
Accumulated deficit	(168,518)	(63,994)
Total stockholders' (deficit) equity	(151,678)	(47,154)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

 NAMI Corp.

STATEMENTS OF OPERATIONS

	For the Year ended
	November30,	November 30,
	2017	2016
OPERATING EXPENSES
General and administrative	$4,709	$11,595
Professional fees	105,694	30,113
OPERATING LOSS	(110,403)	(41,708)

Other income
Gain on forgiveness of payables	5,879	31,115
Total Other income	5,879	31,115

Provision for income taxes	-	-

NET LOSS	$(104,524)	$(10,593)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	706,125,000	706,125,000

The accompanying notes are an integral part of these financial statements.

NAMI Corp.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total

Balance - November 30, 2015	706,125,000	706,125	(689,285)	(53,402)	(36,562)
Net loss	-	-	-	(10,592)	(10,592)
Balance - November 30, 2016	706,125,000	$706,125	$(689,285)	$(63,994)	$(47,154)
Net loss	-	-	-	(104,524)	(104,524)
Balance - November 30, 2017	706,125,000	$706,125	$(689,285)	$(168,518)	$(151,678)

The accompanying notes are an integral part of these financial statements.

NAMI Corp.

STATEMENTS OF CASH FLOWS

	For the Year ended
	November 30,	November 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(104,524)	$(10,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt and payables	(5,879)	(31,115)
Expenses paid on company's behalf by related party	-	13,003
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,416)	(5,837)
Net cash used in operating activities	(112,819)	(34,541)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	112,819	34,025
Net cash provided by financing activities	112,819	34,025

Net increase (decrease) in cash and cash equivalents	-	(516)
Cash and cash equivalents - beginning of period	-	516
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing transactions
Debt and payables forgiven by previous related party	$-	$31,115

The accompanying notes are an integral part of these financial statements.

NAMI Corp.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

November 30, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on September 5, 2012 and established a fiscal year end of November 30. The Company intends to develop a built in safe with a combination lock that can store personal and or valuable items, inside of backpacks, carry-on luggage and suitcases.

The Company presently has no products and has not commenced principal operations. All activities of the Company relate to its organization, initial funding and share issuances. Management has reviewed the risks and uncertainties related to the future operations of the Company, including the ability to secure funding. Management is continually evaluating and exploring new funding opportunities in order to commence full operations.

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

Advertising

Advertising costs are expensed as incurred. As of November 30, 2017 and 2016, no advertising costs have been incurred.

Property

The Company does not own property, and rents office space on a month to month basis.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $151,678 and an accumulated deficit of $168,518. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 5,000,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of November 30, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 24, 2012 the Company issued 12,075,000,000 common shares for cash at $0.000002 per share.

On August 18, 2014 the Company approved a 150:1 forward split of the common stock and on October 26, 2016 the Company approved a 7:1 forward split of the common stock. All shares have been retrospectively restated.

On November 30, 2017, and November 30, 2016, the Company had 706,125,000 common shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

As at November 30, 2017, and November 30, 2016, the Company has received $146,844 and $34,025, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

NOTE 6 – INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of November 30, 2017 and 2016 are as follows:

	November 30, 2017	November 30, 2016

Net operating loss carry forward	168,518	63,994
Effective Tax rate	35%	35%
Deferred Tax Assets	58,981	22,398
Less: Valuation Allowance	(58,981)	(22,398)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will begin to expire in 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose, other than listed below.

On December 11, 2017, the Company entered into a Letter of Intent with GMCI Corp., a Nevada corporation (“GMCI”) for the acquisition by the Company of up to one hundred percent (100%) of the issued and outstanding capital stock of GMCI in exchange for shares of capital stock of the Company. The completion of the Acquisition is subject to various conditions precedent, including but not limited to negotiating and execution a form of Share Exchange Agreement that is acceptable to both parties, approval of the financial statements of both parties, valuation of GMCI’s stock and the Company’s stock and receiving approval of at least seventy percent (70%) of the issued and outstanding shares of GMCI. Moreover, the Company will need to prepare a registration statement and file it with the United States Securities and Exchange Commission under which the shares of the Company to be exchanged for shares of GMCI will be registered.

In the event that the Company is able to complete the Acquisition, it intends to operate GMCI as its wholly-owned subsidiary or a majority-owned subsidiary.

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

As of November 30, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of November 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of November 30, 2017, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of November 30, 2017 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. On December 13, 2016, Ong Tee Keat was elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.

On June 22, 2017, the Board expanded the Board from one (1) member to three (3) members. In connection with the expansion of the Board, the Board appointed Nik Ismail Bin Nik Yusoff and Abdul Aziz bin Haji Jaafar to the Board.

On July 1, 2017, Mr. Ong Keat Tee resigned from his position as Treasurer and Chief Financial Officer. On the same day, the Board appointed Mr. Lew Sze How as the Company’s Chief Financial Officer.

On August 23, 2017, the Board expanded the Board from three (3) members to four (4) members. In connection with the expansion of the Board, the Board appointed Soh Ooi Tech as a member of the Board.

The names, ages and positions of our officers and our directors are set forth below:

Name	Age	Position(s)

Ong Tee Keat	60	President and CEO, Secretary, and Chairman of the Board of Directors.
Nik Ismail Bin Nik Yusoff		Director
Abdul Aziz bin Haji Jaafar		Director
Lew Sze How		Chief Financial Officer
Soh Ooi Tech	39	Director

Business Experience

Ong Tee Keat

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

Nik Ismail Bin Nik Yusoff

Nik Ismail Bin Nik Yusoff was appointed as Chairman of the Board of Directors for AT Systematization Berhad on May 24, 2015 and continues to hold that position. From 2001 to 2013, Mr. Nik was a Member of the Board of Directors of Malaysian AE Models Holdings Berhad, an investment holding company, which engages in designing, manufacturing, installing, and marketing material handling and conveyor systems and parties primarily to the automation industry in Malaysia.

Abdul Aziz bin Haji Jaafar

Abdul Aziz bin Hai Jaafar is currently a member of the Board of Directors of Malacca Economic Council (MAPEN), located in Malaysia. From 2013 to 2015, Mr. Abdul served on the Board of Trustees for the Malaysian Institute of Defense and Security (MiDAS), a Malaysian company located in Kuala Lumpur which is a professional research institution on issues of defense and security. From 2010 to 2012 he served as the Chairman for Armed Forces Welfare, Social and Sports Club (KSSKA). From 2008 to 2015, Mr. Abdul served as a member of the Board of the Malaysian Defense Council, located in Kuala Lumpur, which ensures coordinated and orderly development of the defense industry section in Malaysia. From 2008 to 2015, he served as the Vice President of Armed Forces Cooperatives (Koperasi Tentera), a financial institution located in Kuala Lumpur, Malaysia. From 2008 to 2015, Mr. Abdul served as a member of the Board of SME Ordnance (SMEO) Sdn Bhd., a Malaysian defense company located in Batu Arang. From 2008 to 2015 he served as a member of the Board of Boustead Naval Shipyard (BNS) Sdn Bhd., a Malaysian company located in Perak, which builds various types of naval and commercial vessels and provides extensive depot level maintenance services.

Lew Sze How

Since April 1, 2010, Mr. Lew Sze How has been serving as Director of Corporate Advisory/Financial Planning Advisory for Forreststone, Corporate Advisory SDN BHD (“Forreststone”). Forreststone, located in Malaysia, provides services such as corporate restructuring public offerings, financial due diligence and internal audit and governance. Mr. Lew’s responsibilities include developing internal control and enterprise risk management for listed and non-listed companies as well as performing due-diligence review for investments and investigation purposes.

In February 2013, Mr. Lew received admission as a Professional Member-Institute of Internal Auditors Malaysia. On September 20, 2015, Mr. Lew received a degree from AsiaeUniversity for Executive Master of Business Administration (Entrepreneurial Management). On March 17, 2016, Mr. Lew became a member of Charter Tax Institute of Malaysia.

Soh Ooi Tech

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended November 30, 2017 and written representations that no other reports were required, the Company believes that each of the following persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s Common Stock complied with all Section 16(a) filing requirements during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions Reported on a Timely Basis	Required Form Filed
Lew Sze How	None	1	Form 3

Abdul Aziz bin Haji Jaafar	None	1	Form 3

Nik Ismail bin Nik Yusoff	None	1	Form 3

Soh Ooi Tech	None	1	Form 3

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of November 30, 2017 by:

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

NAME	TOTAL SHARES OWNED	PERCENTAGE

Ong Tee Keat	425,250,000	60.22%
15D JLN Pandan 3/5 Pandan Jaya, Kuala Lumpur

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During fiscal year 2017, there were no material transactions between the Company and any officer, director or related party. Additionally, there are no other officers, directors or other related parties that since the beginning of fiscal year 2017, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended November and for the fiscal year ended November 30, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	November 30, 2017 $	November 30, 2016 $
Audit Fees	7,750	9,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	7,750	9,500

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

NAMI CORP., a Nevada corporation

DATED: February 27, 2018	By:	/s/ Ong Tee Keat
Ong Tee Keat
President, Director, Principal Executive Officer

DATED: February 27, 2018	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

