Form 10-Q
period 2018-02-28
NAMI Corp.
filed 2018-04-10
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2018 was 706,125,000 shares, $0.001 par value.

NAMI Corp.

(FKA Pack Fuerte, Inc.)

FORM 10-Q

Quarterly Period Ended February 28, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAMI Corp. (FKA Pack Fuerte Inc.)

BALANCE SHEETS

(Unaudited)

	February 28, 2018	November 30, 2017

ASSETS
Current Assets
Cash held in trust	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$32,699	$4,834
Due to related parties	165,392	146,844
Total Current Liabilities	198,091	151,678

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value,	-	-
Issued and outstanding 706,125,000 shares at February 28, 2018 and at November 30, 2017	706,125	706,125
Additional paid-in capital	(689,285)	(689,285)
Accumulated deficit	(214,931)	(168,518)
Total stockholders' (deficit) equity	(198,091)	(151,678)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Table of Content

 NAMI Corp. (FKA Pack Fuerte Inc.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	February28	February 28
	2018	2017

OPERATING EXPENSES
General and administrative	$1,616	$1,521
Professional fees	44,797	33,917
OPERATING LOSS	(46,413)	(35,438)

Provision for income taxes	-	-

NET LOSS	$(46,413)	$(35,438)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	706,125,000	706,125,000

The accompanying notes are an integral part of these financial statements.

Table of Content

NAMI Corp. (FKA Pack Fuerte Inc.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28,	February 28,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,413)	$(35,438)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	-	(1,000)
Accounts payable and accrued liabilities	27,865	3,277
Net cash used in operating activities	(18,548)	(33,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	18,548	44,661
Net cash provided by financing activities	18,548	44,661

Net increase (decrease) in cash and cash equivalents	-	11,500
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$11,500

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Table of Content

NAMI Corp. (FKA Pack Fuerte Inc.)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

February 28, 2018

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2017 audited financial statements. The results of operations for the periods ended February 28, 2018 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $198,091 and an accumulated deficit of $214,931. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

Table of Content

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 5,000,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of February 28, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 24, 2012, the Company issued 12,075,000,000 common shares for cash at $0.000002 per share.

On August 18, 2014, the Company approved a 150:1 forward split of the common stock and on October 26, 2016 the Company approved a 7:1 forward split of the common stock. All shares have been retrospectively restated.

On February 28, 2018, and November 30, 2017, the Company had 706,125,000 common shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

As at February 28, 2018, and November 30, 2017, the Company has received $165,392 and $146,844, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

NOTE 5 – ACQUISITION

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

To date, the acquisition has not yet been completed. The Company does not yet have an estimated timeline for completion.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

Table of Content

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

Table of Content

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

Results of Operations

Three-months ended February 28, 2018 compared to three-months ended February 28, 2017

We had no revenue during the three (3) months period ended February 28, 2018 and February 28, 2017.

We incurred operating expenses in the amount of $46,413 during the three-month period ended February 28, 2018 as compared to $35,438 during the three-month period ended February 28, 2017.

Liquidity and Capital Resources

As of February 28, 2018, we had $0 in cash and cash held in trust, with liabilities of $198,091 as compared to November 30, 2017, where we had $0 in cash, with liabilities of $151,678.

The Company’s current primary source of capital is borrowing from related parties. The Company is currently exploring debt and equity funding opportunities in order to fund future operating plans.

Cash Flows from Operating Activities

We have not generated significant positive cash flows from operating activities. For the three-month ended February 28, 2018, net cash flows used in operating activities were $18,548. For the three-month ended February 28, 2017, net cash flow used in operating activities was $33,161.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related parties or the issuance of equity instruments. For the three-month period ended February 28, 2018, net cash provided by financing activities was $18,548 consisting of proceeds from related party advances. For the three-month period ended February 28, 2017, net cash provided by financing activities was $44,661 consisting of proceeds in advances from related parties.

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

Table of Content

The Company intends to become a holding company with the objective of systematically acquiring assets in the form of profitable companies to be acquired throughout the Asian region, providing consistent attractive returns to its investments.

In December 2017, the Company entered into a Letter of Intent with GMCI Corp., a Nevada corporation with offices in Kuala Lumpur, Malaysia, whereby the Company would acquire up to 100%of the issued and outstanding shares of GMCI’s stock. GMCI is currently in the business of financing bauxite trading transactions between a private Malaysian company and its customers in the People’s Republic of China. The acquisition of GMCI is subject to completion of NAMI’s due diligence review, execution of a definitive agreement and shareholders’ meeting.

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

Table of Content

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

As of February 28, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of February 28, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of February 28, 2018, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Table of Content

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of February 28, 2018 and communicated to our management.

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

Except for the appointment of three (3) outside directors, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2018 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Table of Content

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the nine-month period ended February 28, 2018: None.

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

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAMI CORP., a Nevada corporation

DATED: April 10, 2018	By:	/s/ Ong Tee Keat
Ong Tee Keat
President, Director, Principal Executive Officer

DATED: April 10, 2018	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

