Form 10-Q
period 2018-05-31
NAMI Corp.
filed 2018-07-16
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of July 1, 2018 was 706,125,000 shares, $0.001 par value.

NAMI Corp.

(FKA Pack Fuerte, Inc.)

FORM 10-Q

Quarterly Period Ended May 31, 2018

NAMI Corp. (FKA Pack Fuerte Inc.)

BALANCE SHEETS

(Unaudited)

	May 31, 2018	November 30, 2017

ASSETS
Current Assets
Prepaid expenses and deposits	8,228	-
Total Current Assets	8,228	-

TOTAL ASSETS	$8,228	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$49,310	$4,834
Due to related parties	339,128	146,844
Total Current Liabilities	388,438	151,678

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value,	-	-
Issued and outstanding 706,125,000 shares at May 31, 2018 and at November 30, 2017	706,125	706,125
Additional paid-in capital	(689,285)	(689,285)
Accumulated deficit	(397,050)	(168,518)
Total stockholders' (deficit) equity	(380,210)	(151,678)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,228	$-

The accompanying notes are an integral part of these financial statements.

NAMI Corp. (FKA Pack Fuerte Inc.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May31,	May 31,	May31,	May 31,
	2018	2017	2018	2017

OPERATING EXPENSES
General and administrative	$106,443	$1,516	$108,059	$3,037
Professional fees	75,676	24,167	120,473	58,084
OPERATING LOSS	(182,119)	(25,683)	(228,532)	(61,121)

Other income
Gain on forgiveness of payables	-	5,879	-	5,879
Total Other income	-	5,879	-	5,879

Provision for income taxes	-	-	-	-

NET LOSS	$(182,119)	$(19,804)	$(228,532)	$(55,242)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	706,125,000	706,125,000	706,125,000	706,125,000

The accompanying notes are an integral part of these financial statements.

NAMI Corp. (FKA Pack Fuerte Inc.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31	May 31
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(228,532)	$(55,242)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(8,228)	(1,000)
Accounts payable and accrued liabilities	44,476	88
Net cash used in operating activities	(192,284)	(56,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	192,284	57,904
Net cash provided by financing activities	192,284	57,904

Net increase (decrease) in cash and cash equivalents	-	1,750
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$1,750

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NAMI Corp. (FKA Pack Fuerte Inc.)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

May 31, 2018

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2017 audited financial statements. The results of operations for the periods ended May 31, 2018 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $380,210 and an accumulated deficit of $397,050. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Consulting Fees, Transfer Agency and Edgarizing costs.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 5,000,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of May 31, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 24, 2012, the Company issued 12,075,000,000 common shares for cash at $0.000002 per share.

On August 18, 2014, the Company approved a 150:1 forward split of the common stock and on October 26, 2016 the Company approved a 7:1 forward split of the common stock. All shares have been retrospectively restated.

On May 31, 2018 and November 30, 2017, the Company had 706,125,000 common shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

As at May 31, 2018, and November 30, 2017, the Company has received $339,128 and $146,844, respectively, in loans and payment of expenses from related parties. The loans are payable on demand and without interest.

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

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are the following subsequent events to disclose:

On July 4, 2018, NAMI Corp., a Nevada corporation (“NAMI” or the “Company”) entered into a Termination Agreement (the “Termination Agreement”) with GMCI Corp (“GMCI”), pursuant to which the Company terminated the Letter of Intent (the “Letter of Intent”) entered between NAMI and GMCI dated December 11, 2017 regarding the acquisition by NAMI of up to one hundred percent (100%) of the issued and outstanding capital stock of GMCI in exchange of shares of capital stock of NAMI;

On July 4, 2018, the Company entered into a Share Exchange Agreement with GMCI, as the shareholder (the “SBS Shareholders”) of SBS Mining Corp. Malaysia Sdn. Bhd., a Malaysian corporation (“SBS”), pursuant to which the Company acquired 100% of the issued and outstanding shares of SBS from GMCI in exchange for the issuance of 720,802,346 shares of the Company to GMCI (the “Exchange”). As a result of Exchange, SBS became wholly owned subsidiary of NAMI and GMCI became majority shareholder of NAMI owning 50.51% of capital stock of the Company.

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

Results of Operations

Three-months ended May 31, 2018 compared to three-months ended May 31, 2017

We had no revenue during the three (3) months period ended May 31, 2018, or 2017.

We incurred operating expenses in the amount of $182,119 during the three-month period ended May 31, 2018 as compared to $25,683 during the three-month period ended May 31, 2017. The increase was due to legal and consulting fees incurred related to potential acquisitions the Company is pursuing.

Six-months ended May 31, 2018 compared to six-months ended May 31, 2017

We had no revenue during the six (6) months period ended May 31, 2018, or 2017.

We incurred operating expenses in the amount of $228,532 during the three-month period ended May 31, 2018 as compared to $61,121 during the six-month period ended May 31, 2017. The increase was due to legal and consulting fees incurred related to potential acquisitions the Company is pursuing.

Liquidity and Capital Resources

As of May 31, 2018 we had $0 in cash and cash held in trust, $8,228 of prepaid expense, with liabilities of $388,438 as compared to November 30, 2017, where we had $0 in cash, with liabilities of $151,678.

The Company’s current primary source of capital is borrowing from related parties. The Company is currently exploring debt and equity funding opportunities in order to fund future operating plans.

Cash Flows from Operating Activities

We have not generated significant positive cash flows from operating activities. For the six months ended May 31, 2018, net cash flows used in operating activities were $192,284. For the six months ended May 31, 2017, net cash flows used in operating activities was $56,154.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related parties or the issuance of equity instruments. For the six months ended May 31, 2018, net cash provided by financing activities was $192,284 consisting of proceeds from related party advances. For the six months ended May 31, 2017, net cash provided by financing activities was $57,904 consisting of proceeds in advances from related parties.

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

On July 4, 2018, NAMI Corp., a Nevada corporation (“NAMI” or the “Company”) entered into a Termination Agreement (the “Termination Agreement”) with GMCI Corp (“GMCI”), pursuant to which the Company terminated the Letter of Intent (the “Letter of Intent”) entered between NAMI and GMCI dated December 11, 2017 regarding the acquisition by NAMI of up to one hundred percent (100%) of the issued and outstanding capital stock of GMCI in exchange of shares of capital stock of NAMI;

On July 4, 2018, the Company entered into a Share Exchange Agreement with GMCI, as the shareholder (the “SBS Shareholders”) of SBS Mining Corp. Malaysia Sdn. Bhd., a Malaysian corporation (“SBS”), pursuant to which the Company acquired 100% of the issued and outstanding shares of SBS from GMCI in exchange for the issuance of 720,802,346 shares of the Company to GMCI (the “Exchange”). As a result of Exchange, SBS became wholly owned subsidiary of NAMI and GMCI became majority shareholder of NAMI owning 50.51% of capital stock of the Company.

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

As of May 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of May 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of May 31, 2018, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2018 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the six-month period ended May 31, 2018: None.

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

NAMI CORP., a Nevada corporation

DATED: July 16, 2018	By:	/s/ Calvin Chin
Calvin Chin
President, Director, Principal Executive Officer

DATED: July 16, 2018	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

