Form 10-Q
period 2018-09-30
NAMI Corp.
filed 2018-11-14
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-187007

NAMI CORP.
(Exact name of registrant as specified in its charter)

Nevada	61-1693116
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit M2-3, Level M2, The Vertical Podium, Avenue 3, Bangsar South City, No 8 Jalan Kerinchi,

59200 Kuala Lumpur, Malaysia

(Address of principal executive offices)

+603 – 2242 4913

(Registrant’s telephone number)

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

The number of shares outstanding of the Registrant’s Common Stock as of September 30, 2018 was 1,426,927,346 shares, $0.001 par value.

NAMI Corp.

(FKA Pack Fuerte, Inc.)

FORM 10-Q

Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAMI CORP.

Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2018	2018
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$39,248	$19,072
Prepayment	27,140	435
Other receivables and deposits	12,347	3,333
Total Current Assets	78,735	22,840
Non-Current Assets
Concession acquisition costs	230,634	236,749
Property and equipment, net	29,881	19,725
TOTAL ASSETS	$339,250	$279,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$113,293	$-
Other payables and accruals	53,583	114,726
Amount due to related parties	2,544,991	1,996,164
Stock payable	-	59,530
Total Current Liabilities	2,711,867	2,170,420

TOTAL LIABILITIES	2,711,867	2,170,420

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Preferred, MYR 1 (USD $0.24) par value; 50,000,000 shares authorized; 280,000 shares issued and outstanding	68,408	-
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value, 1,426,927,36 and 720,802,346 shares issued and outstanding	1,426,927	720,802
Additional paid-in capital	33,064	225,473
Accumulated deficit	(3,966,257)	(2,855,172)
Accumulated other comprehensive income	65,241	17,791
Total Stockholder’s Deficit	(2,372,617)	(1,891,106)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$339,250	$279,314

*Derived from audited information

The accompanying notes are an integral part of these financial statements.

NAMI CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended
	September 30,
	2018	2017
Revenue
Sales	$-	$49,281

Operating Expenses
Depreciation, depletion, amortization and impairment	2,810	12,005
General and administrative expenses	171,173	106,075
Total Operating Expenses	173,983	118,080

Loss From Operations	(173,983)	(68,799)

Other Expense
Other income	3,007	-
Interest expense, related parties	(33,064)	(27,404)
Total Other Income Expenses	(30,057)	(27,404)

Loss before taxation	(204,040)	(96,203)
Income taxes	-	-
Net Loss	$(204,040)	$(96,203)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	47,450	(25,278)
Total Comprehensive Loss	$(156,590)	$(121,481)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	1,396,226,259	720,802,346

The accompanying notes are an integral part of these financial statements.

NAMI CORP.

Consolidated Statements of Changes in Stockholder’s Deficit

(Unaudited)

							Accumulated
	Preferred Shares		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders’ Equity

Balance - June 30, 2018	-	$-	720,802,346	$720,802	$225,473	$(2,855,172)	$17,791	$(1,891,106)

Recapitalization	-	-	706,125,000	706,125	(225,473)	(907,045)	-	(426,393)
Series A Preferred Stock issued	-	68,408	-	-	-	-	-	68,408
Imputed interest	-	-	-	-	33,064	-	-	33,064
Foreign currency translation adjustment	-	-	-	-	-	-	47,450	47,450
Net loss	-	-	-	-	-	(204,040)	-	(204,040)

Balance - September 30, 2018	-	$68,408	1,426,927,346	$1,426,927	$33,064	$(3,966,257)	$65,241	$(2,372,617)

The accompanying notes are an integral part of these financial statements.

NAMI CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(204,040)	$(96,203)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	2,810	12,006
Rent expenses contributed to additional paid in capital	-	352
Imputed interest contributed as additional paid in capital	33,064	27,404
Change in assets and liabilities
Prepayment	(21,430)	-
Other receivable and deposits	(9,247)	657
Accounts Payable and accrued liabilities	(30,696)	17,855
Deferred rent expenses	-	(1,956)
Net cash provided by (used in) operating activities	(229,539)	(39,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of investment in mineral trading, related party	-	187,932
Purchase of plant and equipment	(13,597)	(1,797)
Net cash provided by (used in) investing activities	(13,597)	186,135

CASH FLOWS FROM FINANCING ACTIVITIES
Series A Preferred Stock issued	9,773	-
Advances received from related parties	270,276	-
Repayments of related party advances	(15,164)	(132,146)
Net cash provided by (used in) financing activities	264,885	(132,146)

Effects on changes in foreign exchange rate	(1,573)	289

Net increase (decrease) in cash and cash equivalents	20,176	14,393
Cash and cash equivalents - beginning of period	19,072	9,861
Cash and cash equivalents - end of period	$39,248	$24,254

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of stock payable to additional paid in capital	$58,634	$-

The accompanying notes are an integral part of these financial statements.

NAMI CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

The Company was incorporated in the State of Nevada as a for-profit Company on September 5, 2012.

On July 12, 2018, we completed a reverse acquisition transaction through a share exchange with GMCI, the sole SBS Mining Corp. Malaysia Sdn. Bhd (“SBS”) shareholder, whereby we acquired 100% of the outstanding shares of SBS from GMCI in exchange for the issuance of a total of 720,802,346 shares of our common stock to GMCI, representing 102.08% of our pre-merger issued and outstanding shares of common stock. As a result of the reverse acquisition, SBS became our wholly-owned subsidiary and the former SBS Shareholders, GMCI and subsequently its shareholders, became our controlling stockholders. The share exchange transaction was treated as a recapitalization, with SBS as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of SBS.

SBS Mining Corp. Malaysia Sdn. Bhd., is a Malaysian corporation whose primary business is mining, exploration and trading of certain mineral ores and properties located in Malaysia. During fiscal 2017 the Company commenced revenue generating operations as a result of its mineral trading business (See Note 3). Essentially all of the Company’s property, plant and equipment assets are held in Malaysia. The functional currency of the Company is the Malaysian Ringgit (MYR).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

Fiscal Year

The Company’s fiscal year end is June 30.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in U.S. dollars.

The amounts shown in these financial statements for periods prior to July 4, 2018 are those of SBS. For the period from July 5, 2018 through September 30, 2018, the amounts shown in these financial statements are the consolidated results of the Company including its wholly owned subsidiary, SBS.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 8-K/A filed on September 9, 2018. The results of operations for the periods ended September 30, 2018 and the same period last year are not necessarily indicative of the operating results for the full years. In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, all such adjustments were of a normal and recurring nature, with the exception of the recapitalization related to the reverse acquisition transaction that occurred on July 12, 2018 which of a non-recurring nature.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary SBS Mining Corp. Malaysia Sdn. Bhd. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from these estimates.

Revenue Recognition

Revenues are presented net of discounts. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company applies judgment with respect to whether it can establish a selling price based on third party evidence. The Company does not have any product offerings that would be considered multiple deliverables; therefore the pricing model is determined based on competitor prices for similar product offerings, and/or contracts independently negotiated between the Company and purchasers.

To date, all of the revenue recognized by the Company has been derived from transactions with related parties (See Note 3). In addition, all of the revenue recognized with those related parties has been based on verbal conditions. To date the Company has not entered into a formal written agreement for its commissions earned on the trading of unwashed bauxite ore. The Company has determined that in recording its revenue through September 30, 2018, that the selling price and other conditions derived from its transactions with related parties were not fixed and determinable until those trading commissions were paid to the Company by its related party. Because of this, through September 30, 2018, the Company has recorded its trading commissions earned with Sincere Pacific Mining (M) Sdn. Bhd. (“Sincere”) on the cash basis. In the future, should the Company enter into formal agreements, the recognition method may change.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2018, and June 30, 2018, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to MYR 250,000 (approximately US$60,000). From time to time the Company’s account balances may exceed that limit.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

Foreign Currencies

Functional and presentation currency - Items included in the financial statements of the Company are measured using the currency of the primary economic environment in which the entity operates (the ‘functional currency’). The financial statements are presented in US Dollars, which is the Company’s presentation currency. The functional currency of the Company’s is the Malaysian Ringgit.

Transactions and balances - Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at period end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the statement of operations. The translation adjustments increases or decreases accumulated other comprehensive income included on the balance sheet.

Plant and equipment and depreciation

Plant and equipment are stated at cost less accumulated depreciation and impairment loss, if any. Depreciation is calculated on straight line basis to write off the cost of plant and equipment over their expected useful lives at the following annual rates:

Motor Vehicles	20%
Office equipment	33%
Tools and equipment	33%
Computer and software	33%
Leasehold improvements	Term of lease
Furniture and Fixture	33%

Mineral Properties

The Company is planning on being engaged in the business of the acquisition, exploration, development, mining, and production of mineral properties and or resources, with a current emphasis on sea sand mining (see Note 9) and previous emphasis on iron ore, bauxite and tin. Mineral claims and other property acquisition costs are capitalized as incurred. Such costs are carried as an asset of the Group until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development costs, are capitalized. The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves. If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

Exploration expenditures

Exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects and prospecting activities are charged to expense as incurred. Exploration expenses in the three months ended September 30, 2018 and 2017 were $nil and $nil (see Note 9).

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the three months ended September 30, 2018 and 2017, there was impairment of long-lived assets of $nil and $nil, respectively.

Segment Reporting

FASB ASC 820 “Segments Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. Our proposed future business segments are expected to span more than one geographical area. Specifically, the Company intends to generate revenue through mineral trading and exploration activities.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. This statement prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company recognizes interest and penalties related to unrecognized tax benefits or failure to comply with local tax legislation within the income tax expense line in the accompanying Statement of Operations and Comprehensive Loss. Accrued interest and penalties are included within the related tax liability line in the Balance Sheets.

Loss Per Share

The Company follows the provisions of ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Basic and diluted losses per share are the same as all potentially dilutive securities are anti-dilutive.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of September 30, 2018, there were approximately 45,104 potentially diluted common shares outstanding and as of September 30, 2017, there were no stock options or stock awards, or other convertible securities that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 which was amended in August 2015 by Update No 2015-14: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2018 and June 30, 2018, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Under the JOBS Act, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have opted to take advantage of this extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to financial statements of companies that comply with public company effective dates.

Note 2 – Going Concern

For the three months ended September 30, 2018, the Company reported a net loss of $204,040. In addition, as of September 30, 2018, the Company had a working capital deficit of approximately $2.63 million with cash on hand less than $40,000. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2019 and beyond, especially upon receipt of all of the necessary permits to commence sea sand mining operations (see Note 9). The Company has initiated a private placement of preference shares in order to meet its upcoming needs, however, the Company has received, as of the date of these financial statements, approximately $70,000 and has no firm commitments for additional funds. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might result from this uncertainty.

Note 3 – Advance Payment on Mineral Trading – Related Party

In the year ended June 30, 2016, SBS advanced to Sincere Pacific Mining Sdn. Bhd. approximately $614,000 (MYR 2,774,000) for the purpose of commencing bauxite trading and financing activities. In that same period, the Company impaired all but $186,372 (MYR 800,000). During the year ended June 30, 2018, the Company received two repayments of MYR 500,000 and MYR 300,000 respectively, which reduced the amounts of the advance not impaired during the fiscal year ended June 30, 2016 to nil as of June 30, 2018. Should the Company, in future periods, collect further amounts under the trading program from its original advance, those amounts will be shown as income in the financial statements of the Company.

Note 4 – Plant and Equipment

	September 30,	June 30,
	2018	2018
Cost
Motor Vehicles	$15,706	$16,123
Office equipment	25,722	9,885
Computers and software	13,654	14,016
Tools and equipment	512	526
Furniture and Fixture	37,533	38,528
	93,127	79,078
Accumulated Depreciation	(63,246)	(59,353)
Plant and Equipment, Net	$29,881	$19,725

Depreciation for the three months ended September 30, 2018, and 2017 was $2,810 and $12,005, respectively.

Note 5 – Prepaid expenses and deposits

	September 30,	June 30,
	2018	2018

Sundry receivables	$-	$1,721
Deposits, including utility, security deposits	27,140	1,612
	$27,140	$3,333

Note 6 – Related party advances and expenses

Advances from related parties:

	September 30,	June 30,
	2018	2018

Advances from its Directors	$996,620	$1,066,278
Advances from related party	808,280	189,795
Advances from holding company	740,091	$740,091
Total	$2,544,991	$1,996,164

During the three months ended September 30, 2018 and 2017, the Company repaid advances from a director of $15,164 and $132,146, respectively.

During the three months ended September 30, 2018 and 2017, the Company received advances from a related party of $270,276 and nil, respectively.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $33,064 during the three months ended September 30, 2018, and has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $27,404 during the three months ended September 30, 2017.

Note 7 – Commitments and Contingencies

Office Leases

During the three months ended September 30, 2018, and 2017, the Company expensed $nil and $46,158 with respect to its leasing obligations. During the year ended June 30, 2018, the Company terminated all of its outstanding lease obligations. All deposits under the office leases were forfeited to the landlord as required under the leases upon early termination.

Other matters

The Company is currently in negotiations with a related party, Nami Development Corp., in order to provide the Company with administrative support in the form of a management fee contract. The Company expects that it will obtain both executive and staff level support, office space and computer and other office equipment for all administrative functions sometime in the fiscal year ended September 30, 2019.

From time to time the Company may be subject to proceedings, lawsuits, and other claims related to government agencies, operations, shareholders and contracts. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after analysis of each matter. The required accrual, if any, may change in the future due to new developments in each matter or changes in settlement strategies. The Company does not believe that there are presently any such matters that will have a material adverse effect on its financial condition or results of operations.

Note 8 – Share Capital

Common Stock

The Company’s capitalization is 5,000,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of September 30, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 4, 2018, the Company entered into a Share Exchange Agreement with GMCI, as the shareholder (the “SBS Shareholders”) of SBS Mining Corp. Malaysia Sdn. Bhd., a Malaysian corporation (“SBS”), pursuant to which the Company acquired 100% of the issued and outstanding shares of SBS from GMCI in exchange for the issuance of 720,802,346 shares of the Company to GMCI. As a result of Exchange, SBS became wholly owned subsidiary of NAMI and GMCI became majority shareholder of NAMI owning 50.51% of capital stock of the Company.

On July 19, 2018, the Company was notified that GMCI approved and declared a dividend of shares of Nami to the stockholders of the GMCI, on a pro rata basis, determined in accordance with the number of shares of capital stock of the GMCI held by such stockholders, thereby transferring ownership of 100% of the outstanding shares of Nami held by GMCI to the stockholders of the GMCI (collectively, the “Nami Stock Dividend”). The Nami Stock Dividend was completed on August 21, 2018.

On September 30, 2018 and June 30, 2018 the Company had 1,426,927,346 and 706,125,000, respectively, common shares issued and outstanding.

Preferred Shares - SBS

In August 2018, SBS designated a new class of preferred equity, designated the 12% redeemable cumulative preference shares, in its attempt to raise capital for business expansion and exploration and mining activities. The Company authorized the issuance of up to 50 million shares at the issue price of MYR 1.0 per share. The new preferred equity carries a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred security. The preferred dividend will have priority to any payment of dividends on the common equity. The preferred shares automatically convert to NAMI Corp common shares two years after issuance if not converted earlier at the rate of USD $1.50 on then value translated into USD of each 12% redeemable cumulative preference share. In the event of the liquidation or winding up of the Company, the preferred shares are entitled to distributions prior to any amounts distributed to the common equity holders. The holders of the preferred shares, so long as the cumulative preferred dividend is timely paid each quarter, have no general voting rights, but have rights to vote on any matters that effect the provisions of the preference shares. In the event that the Company fails to timely make its quarterly dividend payment, the holders of the preferred equity receive the right to vote on any and all general corporate matters on a 1 for 1 basis with the number of preferred shares held.

In the period ended September 30, 2018, the Company was in discussion with certain investors for a private offering of a new class of preferred equity. Prior to the subscription for this new preferred equity, one investor advanced the Company $59,530 (MYR 240,000). In August 2018, the Company received a signed subscription from the preference share private placement for the amount tendered and will convert the payable to the preferred equity at the time of receipt of the signed subscription in the first quarter of Fiscal 2019.

In August 2018, the Company received approximately $9,078 (MYR 40,000) in a second subscription of its 12% redeemable cumulative preference shares.

Instruments Convertible into Common or Preferred Shares

As of September 30, 2018, and June 30, 2018, the Company had no instruments outstanding that were convertible into or exercisable into either common or preferred shares of the Company.

Note 9 – Sea Sand Mining Project

On August 30, 2017, SBS entered into an irrevocable right of use (“IRU”) agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby SBS shall be given exclusive rights to operate mining and extraction activities on the designated area (1,113 square kilometres outside the waters of the state of Terengganu, Malaysia, subject to certain terms and conditions therein) and manage all matters relating to the operations. The Company currently estimates that the acreage available under the IRU will provide approximately 5 years of sustained mining operations. As part of the IRU, the Company is responsible for all permitting costs (both for mining operation and for the right to sell the mined sand internationally) at both the state and federal levels of all applicable ministries and departments in Malaysia. As compensation for the IRU, the Company is obligated to remit to JHW on a quarterly basis, 25% of the profits from the mining activities, as defined within the agreement. The Company has submitted the required environmental and engineering assessments as part of the permitting process for approximately 383 square kilometres, but has not yet received approval of its submissions. The Company is expecting to receive approval for the rights in 2018 or early 2019. It is required to prepay MYR 500,000, of which SBS funded MYR 100,000 ($24,163) as of September 30, 2018.

As of September 30, 2018, the Company has capitalized $230,634 (MYR 954,477) of concession acquisition costs associated with the permit applications for the project.

Note 10 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the three ended September 30, 2018 and 2017:

Three months ended September 30, 2018	USA	Malaysia	Total
Revenue	$-	$-	$-
Depreciation, depletion, amortization and impairment	-	(2,810)	(2,810)
General and administrative expenses	(152,334)	(18,839)	(171,173)
Other income (expenses)	-	(30,057)	(30,057)
Net loss	$(152,334)	$(51,706)	$(204,040)

Three months ended September 30, 2017	USA	Malaysia	Total
Revenue	$-	$49,281	$49,281
Depreciation, depletion, amortization and impairment	-	(12,005)	(12,005)
General and administrative expenses	-	(106,075)	(106,075)
Other income (expenses)	-	(27,404)	(27,404)
Net loss	$-	$(96,203)	$(96,203)

The following table shows assets information by geographic segment at September 30, 2018 and June 30, 2018:

As of September 30, 2018	USA	Malaysia	Total
Current assets	$2,778	$75,957	$78,735
Concession acquisition costs	-	230,634	230,634
Property and equipment, net	-	29,881	29,881
Total assets	$2,778	$336,472	$339,250

As of June 30, 2018	USA	Malaysia	Total
Current assets	$-	$81,355	$81,355
Concession acquisition costs	-	-	-
Property and equipment, net	-	46,345	46,345
Total assets	$-	$127,700	$127,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated unaudited condensed financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

Our consolidated unaudited condensed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We conduct our operations through our consolidated subsidiary SBS Mining Corp. Malaysia Sdn. Bhd. (hereinafter referred to as “SBS”). SBS, founded in August 14, 2008, is a Malaysia corporation primarily engaged in mining and exploration of properties located in Malaysia. It is located at Unit M2-3, Level M2, The Vertical Podium, Avenue 3, Bangsar South City, No 8 Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia.

NAMI Corp. (the “Company”) was incorporated in the State of Nevada on September 5, 2012. The Company was initially created to engage in developing a built in safe with a combination lock that can store personal and or valuable items, inside of backpacks, carry-on luggage and suitcases. Since its inception and until the acquisition of SBS, the Company was a development stage company without significant assets or any revenue.

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

Recent Developments

Acquisition of SBS

On July 4, 2018, we entered into a Share Exchange Agreement with SBS, and GMCI Corp, the shareholder of SBS, pursuant to which on closing date of July 12, 2018 we acquired all of the outstanding shares of SBS Shares from the GMCI in exchange for an issuance of 720,802,346 shares of our common stock, representing approximately 102.08% of our outstanding shares of common stock. We closed the Share Exchange transaction on July 12, 2018. Based on the negotiation between the parties, both parties agreed that after the transaction, our former shareholders shall own 49.49% while the GMCI shall own 50.51% of the capital stock of the Company. Pursuant to the Share Exchange Agreement, the Company acquired SBS, a Malaysia corporation whose primary business is mining and exploration of properties located in Malaysia. The SBS Acquisition was accounted for as a “reverse acquisition” effected as a recapitalization effected by a share exchange, wherein SBS is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. As a result of the SBS Acquisition, our consolidated subsidiaries include SBS, our wholly-owned subsidiary which is incorporated under the laws of Malaysia.

SBS was incorporated on August 14 2008 with the name SBS Legacy Corp Malaysia Sdn Berhad with an authorized share capital of RM100,000 and paid in capital of RM3. It changed to its current name of SBS Mining Corporation Malaysia Sdn Bhd on March 28, 2013. As of March 31 2018, SBS has registered share capital of RM600,000 at RM1 per share. Subsequent to the closing of the Share Exchange Agreement, we conduct our operations through our controlled consolidated subsidiary SBS. SBS is primarily engaged in mining and exploration of properties located in Malaysia. SBS operating office is located at No 1, 1st Floor, Lorong Sekilau 1, Bukit Sekilau, 25200 Kuantan, Pahang Darul Makmur, Malaysia.

Comparison of the three months ended September 30, 2018 and 2017

Results of Operations

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. In August 2018, we commenced an equity raise of up to MYR 50,000,000 (approximately $12.4 million USD) through the issuance of cumulative 12% redeemable preference shares and as of the date of this filing, we have raised MYR 280,000 (approximately $70,000 USD). We can make no assurance that we will be able to raise adequate funds through this offering.

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended September 30, 2018, and 2017, which are included herein.

Our operating results for three months ended September 30, 2018, and 2017, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	September 30,
	2018	2017	Change	%
Sales	$-	$49,281	$(49,281)	100%

Operating expenses	173,983	118,080	(55,903)	-47%
Other Expense	30,057	27,404	(2,653)	-10%
Net loss	$(204,040)	$(96,203)	$107,837	-112%

Other Comprehensive Income (Loss):	$47,450	$(25,278)	$72,728	288%
				-
Comprehensive loss	$(156,590)	$(121,481)	$35,109	-29%

The Company did not recognize any revenues for the three months ended September 30, 2018. In the three months ended September 30, 2017, the Company earned revenue from its bauxite trading activities and concluded shipments for an additional 60,000 tonnes of gross washed bauxite (net dry weight of 49,006 tonnes) for net commissions of $49,281 converted at agreed rates of conversion to RM of between 3.857 and 4.3021 for total proceeds of MYR 210,005, after adjustment for certain offset required.

Our financial statements reported a net loss of $204,040 for the three months ended September 30, 2018 compared to a net loss of $96,203 for the three months ended September 30, 2017. Our losses have increased, primarily as a result of a decrease in operating expenses of $61,753. The decrease in operating expenses was primarily the result professional and other consulting fees incurred by our parent Nami Corp. The amounts shown for the three months ended September 30, 2017 are only those of SBS.

Other expense increased to $30,057 for the three months ended September 30, 2018, compared to $27,404 for the three months ended September 30, 2017. Other expense related to interest expense imputed for our non-interest bearing advances from related parties. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital and are able to successfully close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect that our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital

	September 30,	June 30,	Change	Change
	2018	2018	Amount	%
Cash	$39,248	$19,072	$20,176	106%

Current Assets	$78,735	$22,840	$55,895	245%
Current Liabilities	$2,711,867	$2,170,420	$541,447	25%
Working Capital	$(2,633,132)	$(2,147,580)	$(485,552)	23%

Our working capital deficit increased as of September 30, 2018, as compared to June 30, 2018, primarily due to an increase in current liabilities from Nami Corp. The amounts shown for June 30, 2018 are only those for SBS.

In the coming quarters, prior to obtaining any permits or licenses, our largest cash outlays will be in regards to (1) professional fees for work performed for our reporting as part of NAMI Corp and (2) for the consultants as part of their work performed to respond to any additional requests received from governmental authorities as part of the process of obtaining approval for the permits and licenses. In the coming quarters we will be required to pay our consultants.

In addition, we are currently in negotiations with a related entity, Nami Development Capital Sdn Bhd (“NDC”), to enter into a management services agreement or relationship in which NDC provides us with executive, technical and support staff, offices and other resources, instead of the Company hiring and acquiring all of those resources directly. At this time, those negotiations are still in preliminary stages, and no estimate is currently available for our expected costs.

Cash Flows

	Three months ended
	September 30,		Change
	2018	2017	Amount
Cash Flows provided by (used in) operating activities	$(229,539)	$(39,885)	$(189,654)
Cash Flows used in investing activities	$(13,597)	$186,135	$(199,732)
Cash Flows used in financing activities	$264,885	$(132,146)	$397,034
Effects on changes in foreign exchange rate	$(1,573)	$289	$(1,862)
Net decrease in cash during period	$20,176	$14,393	$(34,569)

Operating Activities

Net cash used in operating activities was $229,539 for the three months ended September 30, 2018 compared with net cash used in operating activities of $39,885 in the same period in 2017.

During the three months ended September 30, 2018, cash provided by operating activities consisted of a net loss of $204,040, depreciation, depletion, amortization and impairment of $2,810, imputed interest on non-interest bearing related party advances contributed as paid in capital of $33,064, and changes in prepayment of $21,430, other receivable and deposits of $9,247 and accounts payable and accrued liabilities of $30,696.

During the three months ended September 30, 2017, cash used in operating activities consisted of a loss of $96,203, depreciation of $12,006, rent expenses contributed to additional paid in capital of $352, imputed interest contributed as paid in capital of $27,404, and changes in other receivable and deposits of $657, and deferred rent expenses of $1,956, and accounts payable and accrued liabilities of $17,855.

Investing Activities

Net cash used in investing activities was $13,597 for the three months ended September 30, 2018, compared to $186,135 provided by financing activities in the same period in 2017. During the three months ended September 30, 2018 the Company purchased $13,597 of property and equipment. During the three months ended September 30, 2017, the Company was repaid $187,932 of investment in mineral trading, related party, and property and equipment of $1,797 was purchased.

Financing Activities

Net cash from financing activities was $264,885 for the three months ended September 30, 2018, compared to $132,149 used in financing activities in the same period in 2017. Net cash from financing activities for the three months ended September 30, 2018 included $9,773 from the issuance of Series A Preferred stock, $270,276 from advances received from related parties, offset by $15,164 repayments of related party advances. Net cash from financing activities for the three months ended September 30, 2017 included $132,146 repayments of related party advances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Company’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures. which is identified below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

As of September 30, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of September 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of September 30, 2018, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of February 28, 2018 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

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

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Except for the appointment of four (4) outside directors, there was one change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred as of the end of the period covered by this quarterly report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. That change consisted of our contracting with a consulting firm to assist us in converting our results in Malaysia, which are accounted for under Malay Generally Accepted Accounting Principles (“GAAP”) into US GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended September 30, 2018: None.

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

NAMI CORP., a Nevada corporation

DATED: November 14, 2018	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officedr, Principal Executive Officer

DATED: November 14, 2018	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

