Form 10-Q
period 2018-12-31
NAMI Corp.
filed 2019-02-12
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

The number of shares outstanding of the Registrant’s Common Stock as of December 31, 2018 was 1,426,927,346 shares, $0.001 par value.

NAMI Corp.

FORM 10-Q

Quarterly Period Ended December 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAMI Corp.

Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2018	2018
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$12,796	$19,072
Prepayment	72,562	435
Other receivables and deposits	11,321	3,333
Total Current Assets	96,679	22,840
Non-Current Assets
Concession acquisition costs	306,342	236,749
Property and equipment, net	27,392	19,725
TOTAL ASSETS	$430,413	$279,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$46,444	$-
Other payables and accruals	4,538	114,726
Amount due to related parties	2,795,913	1,996,164
Stock payable	-	59,530
Total Current Liabilities	2,846,895	2,170,420

TOTAL LIABILITIES	2,846,895	2,170,420

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; 280,000 shares issued and outstanding	68,408	-
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value, 1,426,927,346 and 720,802,346 shares issued and outstanding	1,426,927	720,802
Additional paid-in capital	67,604	225,473
Accumulated deficit	(4,042,704)	(2,855,172)
Accumulated other comprehensive income	63,283	17,791
Total Stockholder’s Deficit	(2,416,482)	(1,891,106)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$430,413	$279,314

*Derived from audited information

The accompanying notes are an integral part of these financial statements.

NAMI Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenue
Sales	$-	$-	$-	$49,281

Operating Expenses
Depreciation, depletion, amortization and impairment	2,499	2,084	5,309	14,089
General and administrative expenses	37,347	109,096	208,520	215,171
Total Operating Expenses	39,846	111,180	213,829	229,260

Loss From Operations	(39,846)	(111,180)	(213,829)	(179,979)

Other Expense
Other income	(29)		2,978	-
Interest expense, related parties	(34,540)	(33,996)	(67,604)	(61,400)
Total Other Income Expenses	(34,569)	(33,996)	(64,626)	(61,400)

Loss before taxation	(74,415)	(145,176)	(278,455)	(241,379)
Income taxes	-	-	-	-
Net Loss	$(74,415)	$(145,176)	$(278,455)	$(241,379)

Dividend on Series A Preferred Stock	(2,032)	-	(2,032)	-
Net loss attributable to common stockholders	$(76,447)	$(145,176)	$(280,487)	$(241,379)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(1,958)	(74,691)	45,492	(99,969)
Total Comprehensive Loss	$(76,373)	$(219,867)	$(232,963)	$(341,348)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	720,802,346	1,396,226,259	720,802,346

The accompanying notes are an integral part of these financial statements.

NAMI Corp.

Consolidated Statements of Changes in Stockholder’s Deficit

(Unaudited)

							Accumulated
							Other
	Preferred Shares		Common Stock		Additional		Comprehensive	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (loss)	Stockholders’ Equity

Balance - June 30, 2018	-	$-	720,802,346	$720,802	$225,473	$(2,855,172)	$17,791	$(1,891,106)

Recapitalization	-	-	706,125,000	706,125	(225,473)	(907,045)	-	(426,393)
Series A Preferred Stock issued	-	68,408	-	-	-	-	-	68,408
Imputed interest	-	-	-	-	67,604	-	-	67,604
Preferred dividend	-	-	-	-	-	(2,032)	-	(2,032)
Foreign currency translation adjustment	-	-	-	-	-	-	45,492	45,492
Net loss	-	-	-	-	-	(278,455)	-	(278,455)

Balance - December 31, 2018	-	$68,408	1,426,927,346	$1,426,927	$67,604	$(4,042,704)	$63,283	$(2,416,482)

The accompanying notes are an integral part of these financial statements.

NAMI Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(278,455)	$(241,379)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	5,309	14,089
Imputed interest contributed as additional paid in capital	67,604	61,400
Change in assets and liabilities
Prepayment	(66,627)	254
Other receivable and deposits	(8,120)	-
Accounts Payable and accrued liabilities	(146,116)	44,330
Deferred rent expenses	-	(3,997)
Net cash provided by (used in) operating activities	(426,405)	(125,303)

CASH FLOWS FROM INVESTING ACTIVITIES
Concession costs	(75,524)	-
Repayment of investment in mineral trading, related party	-	192,014
Purchase of plant and equipment	(13,597)	(1,822)
Net cash provided by (used in) investing activities	(89,121)	190,192

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Series A preferred stock	9,773	-
Dividend on Series A Preferred Stock	(2,032)	-
Advances received from related parties	517,775	21,602
Repayments of related party advances	(15,021)	(86,642)
Net cash provided by (used in) financing activities	510,495	(65,040)

Effects on changes in foreign exchange rate	(1,245)	(3,427)

Net increase (decrease) in cash and cash equivalents	(6,276)	(3,578)
Cash and cash equivalents - beginning of period	19,072	9,852
Cash and cash equivalents - end of period	$12,796	$6,274

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of stock payable to additional paid in capital	$58,634	$-

The accompanying notes are an integral part of these financial statements.

NAMI Corp.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

The Company was incorporated in the State of Nevada as a for-profit Company on September 5, 2012.

On July 12, 2018, we completed a reverse acquisition transaction through a share exchange with GMCI, the sole shareholder of SBS Mining Corp. Malaysia Sdn. Bhd (“SBS”), whereby we acquired 100% of the outstanding shares of SBS from GMCI in exchange for the issuance of a total of 720,802,346 shares of our common stock to GMCI, representing 102.08% of our pre-merger issued and outstanding shares of common stock. As a result of the reverse acquisition, SBS became our wholly-owned subsidiary and the former SBS Shareholders, GMCI and subsequently its shareholders, became our controlling stockholders. The share exchange transaction was treated as a recapitalization, with SBS as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of SBS.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“US GAAP”) and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

Fiscal Year

The Company’s fiscal year end is June 30.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with US GAAP and are presented in U.S. dollars.

The amounts shown in these financial statements for periods prior to July 4, 2018 are those of SBS. For the period from July 5, 2018 through December 31, 2018, the amounts shown in these financial statements are the consolidated results of the Company including its wholly owned subsidiary, SBS.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 8-K/A filed on September 20, 2018. The results of operations for the periods ended December 31, 2018 and the same period last year are not necessarily indicative of the operating results for the full years. In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, all such adjustments were of a normal and recurring nature, with the exception of the recapitalization related to the reverse acquisition transaction that occurred on July 12, 2018 which of a non-recurring nature.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary SBS Mining Corp. Malaysia Sdn. Bhd. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from these estimates.

Revenue Recognition

Revenues are presented net of discounts. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company applies judgment with respect to whether it can establish a selling price based on third party evidence. The Company does not have any product offerings that would be considered multiple deliverables; therefore, the pricing model is determined using competitor prices for similar product offerings, and/or contracts independently negotiated between the Company and purchasers.

To date, all of the revenue recognized by the Company has been derived from transactions with related parties (See Note 3). In addition, all of the revenue recognized with those related parties has been based on verbal conditions. To date the Company has not entered into a formal written agreement for its commissions earned on the trading of unwashed bauxite ore. The Company has determined that in recording its revenue through December 31, 2018, that the selling price and other conditions derived from its transactions with related parties were not fixed and determinable until those trading commissions were paid to the Company by its related party. Because of this, through December 31, 2018, the Company has recorded its trading commissions earned with Sincere Pacific Mining (M) Sdn. Bhd. (“Sincere”) on the cash basis. In the future, should the Company enter into formal agreements, the recognition method may change.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018, and September 30, 2018, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to MYR 250,000 (approximately US$60,000). From time to time the Company’s account balances may exceed that limit.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

Foreign Currencies

Functional and presentation currency - Items included in the financial statements of the Company are measured using the currency of the primary economic environment in which the entity operates (the ‘functional currency’). The financial statements are presented in US Dollars, which is the Company’s presentation currency. The Company’s functional currency is the Malaysian Ringgit.

Transactions and Balances - Foreign currency transactions are translated into the functional currency using the exchange rates prevailing on the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at period end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the statement of operations. The translation adjustment increases or decreases “accumulated other comprehensive income” included on the balance sheet.

Plant and Equipment Depreciation

Plant and equipment are stated at cost less accumulated depreciation and impairment loss, if any. Depreciation is calculated on a straight line basis to write off the cost of plant and equipment over their expected useful lives at the following annual rates:

Motor Vehicles	20%
Office equipment	33%
Tools and equipment	33%
Computer and software	33%
Leasehold improvements	Term of lease
Furniture and Fixture	33%

Mineral Properties

The Company is engaged in the business of the acquiring, exploring, developing, mining, and producing mineral properties and or resources, with a current emphasis on sea sand mining (see Note 9) and previous emphasis on iron ore, bauxite and tin. Mineral claims and other property acquisition costs are capitalized as incurred. Such costs are carried as an asset of the Company and JHW Holdings Sdn. Bhd. until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development costs, are capitalized. The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves. If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

Exploration Expenditures

Exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects and prospecting activities are charged to expense as incurred. Exploration expenses in the six months ended December 31, 2018 and 2017 were $nil and $nil (see Note 9).

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the six months ended December 31, 2018 and 2017, there was impairment of long-lived assets of $nil and $nil, respectively.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of December 31, 2018, there were approximately 45,104 potentially diluted common shares outstanding and as of December 31, 2017, there were no stock options or stock awards, or other convertible securities that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 which was amended in August 2015 by Update No 2015-14: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and the Company will adopt the standard beginning on July 1, 2019.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2018, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Note 2 – Going Concern

For the six months ended December 31, 2018, the Company reported a net loss of $278,455. In addition, as of December 31, 2018, the Company had a working capital deficit of approximately $2.75 million with cash on hand less than $13,000. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2019 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 (see Note 9). The Company has initiated a private placement of preference shares in order to meet its upcoming needs, however, the Company has received, as of the date of these financial statements, approximately $70,000 and has no firm commitments for additional funds. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Note 4 – Plant and Equipment

	December 31,	June 30,
	2018	2018
Cost
Motor Vehicles	$15,722	$16,123
Office equipment	25,748	9,885
Computers and software	13,668	14,016
Tools and equipment	513	526
Furniture and Fixture	37,571	38,528
	93,222	79,078
Accumulated Depreciation	(65,830)	(59,353)
Plant and Equipment, Net	$27,392	$19,725

Depreciation for the six months ended December 31, 2018, and 2017 was $5,309 and $14,089, respectively.

Note 5 – Prepaid expenses and deposits

	December 31,	June 30,
	2018	2018

Sundry receivables	$10,885	$1,721
Deposits, including utility, security deposits	436	1,612
	$11,321	$3,333

Note 6 – Related party advances and expenses

Advances from related parties:

	December 31,	June 30,
	2018	2018

Advances from its Directors	$1,027,728	$1,066,278
Advances from related party	1,046,496	189,795
Advances from holding company	721,689	740,091
Total	$2,795,913	$1,996,164

During the six months ended December 31, 2018 and 2017, the Company received advance from a director of $3,218 and $21,602 and repaid advances from a director of $15,021 and $86,642, respectively.

During the six months ended December 31, 2018 and 2017, the Company received advances from a related party of $514,557 and $nil, respectively.

At the time of the recapitalization, the Company assumed related party liabilities of $346,781.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $67,604 during the six months ended December 31, 2018, and has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $61,400 during the six months ended December 31, 2017.

Note 7 – Commitments and Contingencies

Office Leases

During the six months ended December 31, 2018, and 2017, the Company expensed $nil and $90,282 with respect to its leasing obligations. During the year ended June 30, 2018, the Company terminated all of its outstanding lease obligations. All deposits under the office leases were forfeited to the landlord as required under the leases upon early termination.

Other Matters

The Company is currently in negotiations with a related party, Nami Development Capital Sdn Bhd (“NDC”) , in order to provide the Company with administrative support in the form of a management fee contract. The Company expects that it will obtain both executive and staff level support, office space and computer and other office equipment for all administrative functions sometime in the fiscal year ending June 30, 2019.

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

As of December 31, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

On July 19, 2018, the Company was notified that GMCI approved and declared a dividend of shares of Nami to the stockholders of GMCI, on a pro rata basis, determined in accordance with the number of shares of capital stock of GMCI held by such stockholders, thereby transferring ownership of 100% of the outstanding shares of Nami held by GMCI to the stockholders of the GMCI (collectively, the “Nami Stock Dividend”). The Nami Stock Dividend was completed on August 21, 2018.

On December 31, 2018 and June 30, 2018, the Company had 1,426,927,346 and 706,125,000, respectively, common shares issued and outstanding.

Preferred Shares - SBS

In August 2018, SBS designated a new class of preferred equity, designated the 12% redeemable cumulative preference shares, in its attempt to raise capital for business expansion and exploration and mining activities. SBS authorized the issuance of up to 50 million shares at the issue price of MYR 1.0 per share. The new preferred equity carries a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred security. The preferred dividend will have priority to any payment of dividends on the common equity. The preferred shares automatically convert to NAMI Corp common shares two years after issuance if not converted earlier at the rate of USD $1.50 on then value translated into USD of each 12% redeemable cumulative preference share. In the event of the liquidation or winding up of SBS, the preferred shares are entitled to distributions prior to any amounts distributed to the common equity holders. The holders of the preferred shares, so long as the cumulative preferred dividend is timely paid each quarter, have no general voting rights, but have rights to vote on any matters that effect the provisions of the preference shares. In the event that SBS fails to timely make its quarterly dividend payment, the holders of the preferred equity receive the right to vote on any and all general corporate matters on a 1 for 1 basis with the number of preferred shares held. All preferred dividends were paid on a timely basis through the issuance of these financial statements.

In the period ended December 31, 2018, SBS was in discussion with certain investors for a private offering of the 12% redeemable cumulative preference shares. Prior to the subscription for this new preferred equity, one investor advanced the Company $59,530 (MYR 240,000). In August 2018, the Company received a signed subscription from the preference share private placement for the amount tendered and will convert the payable to the preferred equity at the time of receipt of the signed subscription in the first quarter of Fiscal 2019.

In August 2018, the Company received approximately $9,078 (MYR 40,000) in a second subscription of its 12% redeemable cumulative preference shares.

Instruments Convertible into Common or Preferred Shares

As of December 31, 2018, and June 30, 2018, the Company had no instruments outstanding that were convertible into or exercisable into either common or preferred shares of the Company.

Note 9 – Sea Sand Mining Project

On August 30, 2017, SBS entered into an irrevocable right of use (“IRU”) agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby SBS shall be given exclusive rights to operate mining and extraction activities on the designated area (1,113 square kilometers outside the waters of the state of Terengganu, Malaysia, subject to certain terms and conditions therein) and manage all matters relating to the operations. The Company currently estimates that the acreage available under the IRU will provide approximately 5 years of sustained mining operations. As part of the IRU, the Company is responsible for all permitting costs (both for mining operation and for the right to sell the mined sand internationally) at both the state and federal levels of all applicable ministries and departments in Malaysia. As compensation for the IRU, the Company is obligated to remit to JHW on a quarterly basis, 25% of the profits from the mining activities, as defined within the agreement. The Company has submitted the required environmental and engineering assessments as part of the permitting process for approximately 383 square kilometres, and in January 2019, JHW was issued by the government of Malaysia the first set of permits necessary to commence sea sand mining operations. The Company is expecting to receive approval for the exporting rights in early 2019. The Company is required to prepay MYR 500,000 of future royalty amounts due under the agreement with JHW, of which SBS funded MYR 100,000 ($24,163) as of December 31, 2018.

As of December 31, 2018, the Company has capitalized $306,342 (MYR 1,266,541) of concession acquisition costs associated with the permit applications for the project.

Note 10 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the three and six months ended December 31, 2018 and 2017:

Three months ended December 31, 2018	USA	Malaysia	Total
Revenue	$-	$-	$-
Depreciation, depletion, amortization and impairment	-	(2,499)	(2,499)
General and administrative expenses	(55,748)	18,401	(37,347)
Other expenses	-	(34,569)	(34,569)
Net loss	$(55,748)	$(18,667)	$(74,415)

Three months ended December 31, 2017	USA	Malaysia	Total
Revenue	$-	$-	$-
Depreciation, depletion, amortization and impairment	-	(2,084)	(2,084)
General and administrative expenses	-	(109,096)	(109,096)
Other expense	-	(33,996)	(33,996)
Net loss	$-	$(145,176)	$(145,176)

Six months ended December 31, 2018	USA	Malaysia	Total
Revenue	$-	$-	$-
Depreciation, depletion, amortization and impairment	-	(5,309)	(5,309)
General and administrative expenses	(208,082)	(438)	(208,520)
Other expenses	-	(64,626)	(64,626)
Net loss	$(208,082)	$(70,373)	$(278,455)

Six months ended December 31, 2017	USA	Malaysia	Total
Revenue	$-	$49,281	$49,281
Depreciation, depletion, amortization and impairment	-	(14,089)	(14,089)
General and administrative expenses	-	(215,171)	(215,171)
Other expenses	-	(61,400)	(61,400)
Net loss	$-	$(241,379)	$(241,379)

The following table shows assets information by geographic segment at December 31, 2018 and June 30, 2018:

As of December 31, 2018	USA	Malaysia	Total
Current assets	$-	$96,679	$96,679
Concession acquisition costs	-	306,342	306,342
Property and equipment, net	-	27,392	27,392
Total assets	$-	$430,413	$430,413

As of June 30, 2018	USA	Malaysia	Total
Current assets	$-	$22,840	$22,840
Concession acquisition costs	-	236,749	236,749
Property and equipment, net	-	19,725	19,725
Total assets	$-	$279,314	$279,314

Note 11 – Subsequent events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

The Company, via its wholly-owned subsidiary SBS, in a joint venture with JHW Holdings Sdn Bhd, a private limited company incorporated in Malaysia (“JHW”; and together with SBS and NAMI, the “Group”), received a sea sand mining and dredging license from the Ministry of Water, Land and Natural Resources (Kementerian Air, Tanah, dan Sumber Asli) (“KATS”) on January 10, 2019. This mining license is granted to JHW and is in full force and effect until January 9, 2022.

On January 17, 2019, Nami entered into a Letter of Intent with Pembinaan Kaya Hebat Sdn Bhd, a Malaysian corporation engaged in granite mining business (“PKH”) for the acquisition by NAMI of up to one hundred percent (100%) of the issued and outstanding capital stock of PKH with consideration at a purchase price at fair market value (the “Acquisition). The completion of the Acquisition is subject to various conditions precedent, including but not limited to negotiating and execution a form of purchase agreement that is acceptable to both parties, approval of the financial statements of both parties, and fair market valuation of PKH. In the event that Nami is able to complete the Acquisition, it intends to operate PKH as its wholly-owned subsidiary or a majority-owned subsidiary.

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

On October 31, 2016, the Company filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby it amended its Articles of Incorporation by (a) increasing the Company’s authorized number of shares of common stock from 200 million to 5 billion; and (b) increasing all of its issued and outstanding shares of common stock at a ratio of seven (7) shares for every one (1) share held. On November 3, 2016, the Company filed Articles of Merger with the Nevada Secretary of State whereby it entered into a statutory merger with its wholly-owned subsidiary, NAMI Corp. pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name to “NAMI Corp.”

Recent Developments

Acquisition of SBS

On July 4, 2018, we entered into a Share Exchange Agreement with SBS, and GMCI, the shareholder of SBS, pursuant to which on closing date of July 12, 2018 we acquired all of the outstanding shares of SBS from GMCI in exchange for an issuance of 720,802,346 shares of our common stock, representing approximately 102.08% of our outstanding shares of common stock (the “Share Exchange Agreement”). We closed the Share Exchange Agreement on July 12, 2018. Based on negotiations between the parties, both parties agreed that after the transaction, our former shareholders shall own 49.49% while GMCI shall own 50.51% of the capital stock of the Company. Pursuant to the Share Exchange Agreement, the Company acquired SBS, a Malaysia corporation whose primary business is mining and exploration of properties located in Malaysia. The SBS Acquisition was accounted for as a “reverse acquisition” effected as a recapitalization effected by a share exchange, wherein SBS is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. As a result of the SBS acquisition, our consolidated subsidiaries include SBS, our wholly-owned subsidiary which is incorporated under the laws of Malaysia.

SBS was incorporated on August 14, 2008 with the name SBS Legacy Corp Malaysia Sdn Berhad with an authorized share capital of RM100,000 and paid in capital of RM3. It changed to its current name of SBS Mining Corporation Malaysia Sdn Bhd on March 28, 2013. As of March 31 2018, SBS has registered share capital of RM600,000 at RM1 per share. Subsequent to the closing of the Share Exchange Agreement, we now conduct our operations through our controlled consolidated subsidiary SBS. SBS is primarily engaged in mining and exploration of properties located in Malaysia. SBS’ operating office is located at No 1, 1st Floor, Lorong Sekilau 1, Bukit Sekilau, 25200 Kuantan, Pahang Darul Makmur, Malaysia.

Comparison of the Three Months Ended December 31, 2018 and 2017

Results of Operations

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. In August 2018, we commenced an equity raise of up to MYR 50,000,000 (approximately $12.4 million USD) through the issuance of cumulative 12% redeemable preference shares and as of the date of this filing, we have raised MYR 280,000 (approximately $70,000 USD). We can make no assurance that we will be able to raise adequate funds through this offering.

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six months ended December 31, 2018 and 2017, which are included herein.

Our operating results for three months ended December 31, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	December 31,
	2018	2017	Change	%
Sales	$-	$-	$-	-
				-
Operating expenses	39,846	111,180	(71,334)	(64%)
Other Expense	34,569	33,996	573	2%
Net loss	$(74,415)	$(145,176)	$70,761	(49%)

The Company did not recognize any revenues in either the three months ended December 31, 2018 or 2017.

Our financial statements reported a net loss of $74,415 for the three months ended December 31, 2018 compared to a net loss of $145,176 for the three months ended December 31, 2017. Our losses have decreased, primarily as a result of a decrease in operating expenses of $71,334. The decrease in operating expenses was primarily the result of a decrease in payroll and rent expense as we reduced our operations while we work with consultants to obtain the permits required to begin sea sand mining operations. In addition, certain costs incurred in the three months ended September 30, 2018, were related to the professional costs and to consulting expenses that are not recurring in nature. The amounts shown for the three months ended December 31, 2017 are only those of SBS.

Other expense increased to $34,569 for the three months ended December 31, 2018, compared to $33,996 for the three months ended December 31, 2017. Other expense related primarily to interest expense imputed for our non-interest bearing advances from related parties. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our directors and entities related to our directors.

Our operating results for six months ended December 31, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Six months ended
	December 31,
	2018	2017	Change	%
Sales	$-	$49,281	$(49,281)	(100%)
				-
Operating expenses	213,829	229,260	(15,431)	(7%)
Other Expense	64,626	61,400	3,226	5%
Net loss	$(278,455)	$(241,379)	$(37,076)	15%

The Company did not recognize any revenues for the six months ended December 31, 2018. In the six months ended December 31, 2017, the Company earned revenue from its bauxite trading activities and concluded shipments for an additional 60,000 tonnes of gross washed bauxite (net dry weight of 49,006 tonnes) for net commissions of $49,281 converted at agreed rates of conversion to RM of between 3.857 and 4.3021 for total proceeds of MYR 210,005, after adjustment for certain offset required.

Our financial statements reported a net loss of $278,455 for the six months ended December 31, 2018 compared to a net loss of $241,379 for the six months ended December 31, 2017. Our losses have increased, primarily as a result of a decrease in revenue.

Other expense increased to $64,626 for the six months ended December 31, 2018, compared to $61,400 for the six months ended December 31, 2017. Other expense related primarily to interest expense imputed for our non-interest bearing advances from related parties. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital and are able to successfully close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect that our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital

	December 31,	June 30,	Change
	2018	2018	Amount	%
Cash	$12,796	$19,072	$(6,276)	(33%)

Current Assets	$96,679	$22,840	$73,839	323%
Current Liabilities	$2,846,895	$2,170,420	$676,475	31%
Working Capital	$(2,750,216)	$(2,147,580)	$(602,636)	28%

Our working capital deficit increased as of December 31, 2018, as compared to June 30, 2018, primarily due to an increase in current liabilities from Nami Corp. and additional advances from related parties to fund operating losses. The amounts shown for June 30, 2018 are only those for SBS.

In the coming quarters, prior to obtaining the final permits or licenses, our largest cash outlays will be in regards to (1) professional fees for work performed for our reporting as part of Nami Corp. and (2) for the consultants as part of their work performed to respond to any additional requests received from governmental authorities as part of the process of obtaining approval for the permits and licenses. In the coming quarters we will be required to pay our consultants.

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

Cash Flows

	Six months ended
	December 31,		Change
	2018	2017	Amount	%
Cash Flows provided by (used in) operating activities	$(426,405)	$(125,303)	$(301,102)	240%
Cash Flows provided by (used in) investing activities	$(89,121)	$190,192	$(279,313)	(147)%
Cash Flows provided by (used in) financing activities	$510,495	$(65,040)	$575,535	(885)%
Effects on changes in foreign exchange rate	$(1,245)	$(3,427)	$2,182	(64)%
Net decrease in cash during period	$(6,276)	$(3,578)	$2,698	(75)%

Operating Activities

Net cash used in operating activities was $426,405 for the six months ended December 31, 2018 compared with net cash used in operating activities of $125,303 in the same period in 2017.

During the six months ended December 31, 2018, cash provided by operating activities consisted of a net loss of $278,454, depreciation, depletion, amortization and impairment of $5,309, imputed interest on non-interest bearing related party advances contributed as paid in capital of $67,604, and changes in prepayment of $66,627, other receivable and deposits of $8,120 and accounts payable and accrued liabilities of $146,117.

During the six months ended December 31, 2017, cash used in operating activities consisted of a loss of $241,379, depreciation of $14,089, imputed interest contributed as paid in capital of $61,400, and changes in prepayment of $254, deferred rent expenses of $3,997, and accounts payable and accrued liabilities of $44,330.

Investing Activities

Net cash used in investing activities was $89,121 for the six months ended December 31, 2018, compared to $190,192 provided by investing activities in the same period in 2017. During the six months ended December 31, 2018 the Company purchased $13,597 of property and equipment and concession costs of $75,524. During the six months ended December 31, 2017, the Company was repaid $192,014 of investment in mineral trading, related party, and property and equipment of $1,822 was purchased.

Financing Activities

Net cash from financing activities was $510,495 for the six months ended December 31, 2018, compared to $65,040 used in financing activities in the same period in 2017. Net cash from financing activities for the six months ended December 31, 2018 included $9,773 from the issuance of Series A Preferred stock, $517,775 from advances received from related parties, offset by $15,021 repayments of related party advances and dividend on Series A Preferred Stock of $2,032. Net cash from financing activities for the six months ended December 31, 2017 included $21,602 from advances received from related parties, offset by repayments of related party advances of $86,642.

Plan of Operations

This report contains forward looking statements relating to our Company’s future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words “expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should” and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

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

In December 2017, the Company entered into a Letter of Intent with GMCI Corp., a Nevada corporation with offices in Kuala Lumpur, Malaysia, whereby the Company would acquire up to 100% of the issued and outstanding shares of GMCI’s stock. GMCI is currently in the business of financing bauxite trading transactions between a private Malaysian company and its customers in the People’s Republic of China. The acquisition of GMCI is subject to completion of NAMI’s due diligence review, execution of a definitive agreement and shareholders’ meeting. On July 4, 2018, NAMI Corp., the Company entered into a Termination Agreement (the “Termination Agreement”) with GMCI, pursuant to which the Company terminated the Letter of Intent (the “Letter of Intent”) entered between NAMI and GMCI dated December 11, 2017 regarding the acquisition by NAMI of up to one hundred percent (100%) of the issued and outstanding capital stock of GMCI in exchange of shares of capital stock of NAMI.

On July 12, 2018, we completed a reverse acquisition transaction through a share exchange with GMCI, the sole shareholder of SBS Mining Corp. Malaysia Sdn. Bhd (“SBS”) shareholder, whereby we acquired 100% of the outstanding shares of SBS from GMCI in exchange for the issuance of a total of 720,802,346 shares of our common stock to GMCI, representing 102.08% of our pre-merger issued and outstanding shares of common stock. As a result of the reverse acquisition, SBS became our wholly-owned subsidiary and the former SBS Shareholders, GMCI and subsequently its shareholders, became our controlling stockholders. The share exchange transaction was treated as a recapitalization, with SBS as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of SBS.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, we concluded that the Company’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures. which is identified below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The material weaknesses in our disclosure control procedures are as follows:

1. Lack of resources provided to the accounting and reporting function under US GAAP. The Company utilizes a third party independent contractor for the work required to convert our financial statements for SBS from local Malaysian GAAP into US GAAP and for preparation of its US GAAP consolidated financial statements. There are certain challenges faced in providing sufficient resources in terms of time and access to allow the contractor to properly record all of the adjustments necessary on a timely basis to conform our reporting to US GAAP standards.

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of December 31, 2018, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2018 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the six-month period ended December 31, 2018: None.

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

NAMI CORP., a Nevada corporation

DATED: February 12, 2019	By:	/s/ Calvin Chin
Calvin Chin
President, Director, Principal Executive Officer

DATED: February 12, 2019	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

