Form 10-Q
period 2019-03-31
NAMI Corp.
filed 2019-05-14
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2019 was 1,426,927,346 shares, $0.001 par value.

NAMI Corp.

FORM 10-Q

Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAMI Corp.

Consolidated Balance Sheets

(Unaudited)

	March 31,	June 30,
	2019	2018
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$15,994	$19,072
Prepayment	48,989	435
Other receivables and deposits	17,830	3,333
Total Current Assets	82,813	22,840
Non-Current Assets
Concession acquisition costs, net	333,374	236,749
Property and equipment, net	25,520	19,725
TOTAL ASSETS	$441,707	$279,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$46,444	$-
Other payables and accruals	3,686	114,726
Amount due to related parties	3,205,212	1,996,164
Stock payable	-	59,530
Total Current Liabilities	3,255,342	2,170,420

TOTAL LIABILITIES	3,255,342	2,170,420

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; 280,000 shares issued and outstanding	68,408	-
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value, 1,426,927,346 and 720,802,346 shares issued and outstanding	1,426,927	720,802
Additional paid-in capital	103,127	225,473
Accumulated deficit	(4,452,275)	(2,855,172)
Accumulated other comprehensive income	40,178	17,791
Total Stockholder’s Deficit	(2,813,635)	(1,891,106)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$441,707	$279,314

*Derived from audited information

The accompanying notes are an integral part of these financial statements.

NAMI Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenue
Sales	$-	$1,736	$-	$51,017

Operating Expenses
Depreciation, depletion, amortization and impairment	27,840	7,986	33,149	22,075
General and administrative expenses	151,182	82,332	359,702	297,503
General and administrative expenses - related party	192,953	-	192,953	-
Total Operating Expenses	371,975	90,318	585,804	319,578

Loss From Operations	(371,975)	(88,582)	(585,804)	(268,561)

Other Expense
Other income	10	-	2,988	-
Interest expense, related parties	(35,523)	(54,530)	(103,127)	(115,930)
Total Other Income Expenses	(35,513)	(54,530)	(100,139)	(115,930)

Loss before taxation	(407,488)	(143,112)	(685,943)	(384,491)
Income taxes	-	-	-	-
Net Loss	$(407,488)	$(143,112)	$(685,943)	$(384,491)

Dividend on Series A Preferred Stock	(2,083)	-	(4,115)	-
Net loss attributable to common stockholders	$(409,571)	$(143,112)	$(690,058)	$(384,491)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(23,105)	-	22,387	(99,969)
Total Comprehensive Loss	$(430,593)	$(143,112)	$(667,671)	$(484,460)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	720,802,346	1,419,035,350	720,802,346

The accompanying notes are an integral part of these financial statements.

NAMI Corp.

Consolidated Statements of Changes in Stockholder’s Deficit

(Unaudited)

							Accumulated
	Preferred Shares		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders’ Deficit

Balance - June 30, 2018	-	$-	720,802,346	$720,802	$225,473	$(2,855,172)	$17,791	$(1,891,106)

Recapitalization	-	-	706,125,000	706,125	(225,473)	(907,045)	-	(426,393)
Series A Preferred Stock issued	-	68,408	-	-	-	-	-	68,408
Imputed interest	-	-	-	-	33,064	-	-	33,064
Foreign currency translation adjustment	-	-	-	-	-	-	47,450	47,450
Net loss	-	-	-	-	-	(204,040)	-	(204,040)

Balance - September 30, 2018	-	$68,408	1,426,927,346	$1,426,927	$33,064	$(3,966,257)	$65,241	$(2,372,617)

Preferred dividend	-	-	-	-	-	(2,032)	-	(2,032)
Imputed interest	-	-	-	-	34,540	-	-	34,540
Foreign currency translation adjustment	-	-	-	-	-	-	(1,958)	(1,958)
Net loss	-	-	-	-	-	(74,415)	-	(74,415)

Balance - December 31, 2018	-	$68,408	1,426,927,346	$1,426,927	$67,604	$(4,042,704)	$63,283	$(2,416,482)

Preferred dividend	-	-	-	-	-	(2,083)	-	(2,083)
Imputed interest	-	-	-	-	35,523	-	-	35,523
Foreign currency translation adjustment	-	-	-	-	-	-	(23,105)	(23,105)
Net loss	-	-	-	-	-	(407,488)	-	(407,488)

Balance - March 31, 2019	-	$68,408	1,426,927,346	$1,426,927	$103,127	$(4,452,275)	$40,178	$(2,813,635)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders’ Deficit

Balance - June 30, 2017	720,802,346	$720,802	$101,575	$(2,395,468)	$114,943	$(1,458,148)

Imputed interest	-	-	27,404	-	-	27,404
Foreign currency translation adjustment	-	-	-	-	(25,278)	(25,278)
Net Loss	-	-	-	(96,203)	-	(96,203)
Balance - September 30, 2017	720,802,346	$720,802	$128,979	$(2,491,671)	$89,665	$(1,552,225)

Imputed interest	-	-	33,996	-	-	33,996
Foreign currency translation adjustment	-	-	-	-	(74,691)	(74,691)
Net Loss	-	-	-	(145,176)	-	(145,176)
Balance - December 31, 2017	720,802,346	$720,802	$162,975	$(2,636,847)	$14,974	$(1,738,096)

Imputed interest	-	-	54,530	-	-	54,530
Foreign currency translation adjustment	-	-	-	-	(80,774)	(80,774)
Net Loss	-	-	-	(143,112)	-	(143,112)
Balance - March 31, 2018	720,802,346	$720,802	$217,505	$(2,779,959)	$(65,800)	$(1,907,452)

The accompanying notes are an integral part of these financial statements.

NAMI Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(685,943)	$(384,491)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	33,149	22,075
Write-off of property, plant and equipment	-	19,353
Imputed interest contributed as additional paid in capital	103,127	115,930
Management fee paid by related party	192,953	-
Change in assets and liabilities
Prepayment	(42,579)	(454)
Other receivable and deposits	(14,458)	44,522
Other assets	-	-
Accounts Payable and accrued liabilities	(147,364)	42,361
Deferred rent expenses	-	(8,079)
Net cash used in operating activities	(561,115)	(148,783)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to third party	-	(185,666)
Repayment of investment in mineral trading – Related Party	-	186,372
Concession costs	(124,324)	-
Repayment of investment in mineral trading, related party	-	-
Purchase of plant and equipment	(13,597)	(5,450)
Net cash used in investing activities	(137,921)	(4,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Series A preferred stock	8,878	-
Dividend on Series A Preferred Stock	(4,115)	-
Advances received from related parties	706,399	585,215
Repayments of related party advances	(15,069)	(256,045)
Net cash provided by financing activities	696,093	329,170

Effects on changes in foreign exchange rate	(135)	(180,743)

Net change in cash and cash equivalents	(3,078)	(5,100)
Cash and cash equivalents - beginning of period	19,072	9,852
Cash and cash equivalents - end of period	$15,994	$4,752

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of stock payable to additional paid in capital	$58,630	$-
Common stock issued for acquisition of SBS	$720,802	$-

The accompanying notes are an integral part of these financial statements.

NAMI Corp.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

March 31, 2019

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

The amounts shown in these financial statements for periods prior to July 4, 2018 are those of SBS. For the period from July 5, 2018 through March 31, 2019, the amounts shown in these financial statements are the consolidated results of the Company including its wholly owned subsidiary, SBS.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 8-K/A filed on September 20, 2018. The results of operations for the periods ended March 31, 2019 and the same period last year are not necessarily indicative of the operating results for the full years. In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, all such adjustments were of a normal and recurring nature, with the exception of the recapitalization related to the reverse acquisition transaction that occurred on July 12, 2018 which of a non-recurring nature.

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

To date, all of the revenue recognized by the Company has been derived from transactions with related parties (See Note 3). In addition, all of the revenue recognized with those related parties has been based on verbal conditions. To date the Company has not entered into a formal written agreement for its commissions earned on the trading of unwashed bauxite ore. The Company has determined that in recording its revenue through March 31, 2019, that the selling price and other conditions derived from its transactions with related parties were not fixed and determinable until those trading commissions were paid to the Company by its related party. Because of this, through March 31, 2019, the Company has recorded its trading commissions earned with Sincere Pacific Mining (M) Sdn. Bhd. (“Sincere”) on the cash basis. In the future, should the Company enter into formal agreements, the recognition method may change.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2019, and June 30, 2018, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to MYR 250,000 (approximately US$60,000). From time to time the Company’s account balances may exceed that limit.

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

Plant and Equipment Depreciation

Plant and equipment are stated at cost less accumulated depreciation and impairment loss, if any. Depreciation is calculated on a straight-line basis to write off the cost of plant and equipment over their expected useful lives at the following annual rates:

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

Exploration Expenditures

Exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects and prospecting activities are charged to expense as incurred. Exploration expenses in the nine months ended March 31, 2019 and 2018 were $nil and $nil (see Note 9).

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the nine months ended March 31, 2019 and 2018, there was impairment of long-lived assets of $nil and $nil, respectively.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of March 31, 2019, there were approximately 45,104 potentially diluted common shares outstanding and as of June 30, 2018, there were no stock options or stock awards, or other convertible securities that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of March 31, 2019, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Note 2 – Going Concern

For the nine months ended March 31, 2019, the Company reported a net loss of $685,943. In addition, as of March 31, 2019, the Company had a working capital deficit of approximately $3.2 million with cash on hand less than $16,000. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2019 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 (see Note 9). The Company initiated a private placement of preference shares in order to meet its upcoming needs. The Company has received approximately $70,000 in relation to the preference shares and the subscription period closed on February 28, 2019. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Note 4 – Plant and Equipment

	March 31,	June 30,
	2019	2018
Cost
Motor Vehicles	$15,922	$16,123
Office equipment	26,075	9,885
Computers and software	13,841	14,016
Tools and equipment	519	526
Furniture and Fixture	38,048	38,528
	94,405	79,078
Accumulated Depreciation	(68,885)	(59,353)
Plant and Equipment, Net	$25,520	$19,725

Depreciation for the nine months ended March 31, 2019, and 2018 was $7,524 and $22,075, respectively.

Note 5 – Other receivable and deposits

	March 31,	June 30,
	2019	2018

Sundry receivables	$16,778	$1,721
Other receivable	612	-
Deposits, including utility, security deposits	440	1,612
	$17,830	$3,333

Note 6 – Related party advances and expenses

Advances from related parties:

	March 31,	June 30,
	2019	2018

Advances from its Directors	$1,040,793	$1,066,278
Advances from related party	1,433,555	189,795
Advances from holding company	730,864	740,091
Total	$3,205,212	$1,996,164

During the nine months ended March 31, 2019 and 2018, the Company received advance from a director of $3,228 and $306,844 and repaid advances from a director of $15,069 and $256,045, respectively.

During the nine months ended March 31, 2019 and 2018, the Company received advances from a related party of $896,124 and $278,371, respectively.

At the time of the recapitalization, the Company assumed related party liabilities of $346,781.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $103,127 during the nine months ended March 31, 2019, and has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $115,930 during the nine months ended March 31, 2018.

Note 7 – Commitments and Contingencies

Office Leases

During the nine months ended March 31, 2019, and 2018, the Company expensed $nil and $138,469 with respect to its leasing obligations. During the year ended June 30, 2018, the Company terminated all of its outstanding lease obligations. All deposits under the office leases were forfeited to the landlord as required under the leases upon early termination.

Other Matters

The Company is currently in negotiations with a related party, Nami Development Capital Sdn Bhd (“NDC”), in order to provide the Company with administrative support in the form of a management fee contract. The Company expects that it will obtain both executive and staff level support, office space and computer and other office equipment for all administrative functions sometime in the fiscal year ending June 30, 2019. In the quarter ended March 31, 2019, NDC charged the Company a management fee which was composed entirely of compensation costs related to personnel provided to the Company in the amount of $192,953 which was reported on the line “General and Administrative Expenses – Related Party” in the Statement of Operations.

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

Acquisition

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

As of March 31, 2019, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

On March 31, 2019 and June 30, 2018, the Company had 1,426,927,346 and 706,125,000, respectively, common shares issued and outstanding.

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

In the period ended March 31, 2019, SBS was in discussion with certain investors for a private offering of the 12% redeemable cumulative preference shares. Prior to the subscription for this new preferred equity, one investor advanced the Company $59,530 (MYR 240,000). In August 2018, the Company received a signed subscription from the preference share private placement for the amount tendered and will convert the payable to the preferred equity at the time of receipt of the signed subscription in the first quarter of Fiscal 2019.

In August 2018, the Company received approximately $8,878 (MYR 40,000) in a second subscription of its 12% redeemable cumulative preference shares.

The preferred share subscription offering was closed on February 28, 2019.

Instruments Convertible into Common or Preferred Shares

As of March 31, 2019, the Company had 280,000 shares of preferred stock convertible into 45,724 common shares.

Note 9 – Sea Sand Mining Project

On August 30, 2017, SBS entered into an irrevocable right of use (“IRU”) agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby SBS shall be given exclusive rights to operate mining and extraction activities on the designated area (1,113 square kilometers outside the waters of the state of Terengganu, Malaysia, subject to certain terms and conditions therein) and manage all matters relating to the operations. The Company currently estimates that the acreage available under the IRU will provide approximately 5 years of sustained mining operations. As part of the IRU, the Company is responsible for all permitting costs (both for mining operation and for the right to sell the mined sand internationally) at both the state and federal levels of all applicable ministries and departments in Malaysia. As compensation for the IRU, the Company is obligated to remit to JHW on a quarterly basis, 25% of the profits from the mining activities, as defined within the agreement. The Company has submitted the required environmental and engineering assessments as part of the permitting process for approximately 383 square kilometres, and in January 2019, JHW was issued by the government of Malaysia the first set of permits necessary to commence sea sand mining operations. The Company is expecting to receive approval for the exporting rights in early 2019. The Company is required to prepay MYR 500,000 of future royalty amounts due under the agreement with JHW, of which SBS funded MYR 200,000 (approximately $48,000) as of March 31, 2019.

As of March 31, 2019, the Company has capitalized $359,226 (MYR 1,466,541) of concession acquisition costs associated with the permit applications for the project and recorded $25,625 of amortization expense, resulting in a net balance of $284,384.

Note 10 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the three and nine months ended March 31, 2019 and 2017:

Nine months ended March 31, 2019	USA	Malaysia	Total
Revenue	$-	$-	$-
Depreciation, depletion, amortization and impairment	-	(33,149)	(33,149)
General and administrative expenses	(531,493)	(21,162)	(552,655)
Other income (expenses)	-	(100,139)	(100,139)
Net loss	$(531,493)	$(154,450)	$(685,943)

Nine months ended March 31, 2018	USA	Malaysia	Total
Revenue	$-	$51,017	$51,017
Depreciation, depletion, amortization and impairment	-	(22,075)	(22,075)
General and administrative expenses	-	(297,503)	(297,503)
Other expenses	-	(115,930)	(115,930)
Net loss	$-	$(384,491)	$(384,491)

Three months ended March 31, 2019	USA	Malaysia	Total
Revenue	$-	$-	$-
Depreciation, depletion, amortization and impairment	-	(27,840)	(27,840)
General and administrative expenses	(323,411)	(20,724)	(344,135)
Other income (expenses)	-	(35,513)	(35,513)
Net loss	$(323,411)	$(84,077)	$(407,488)

Three months ended March 31, 2018	USA	Malaysia	Total
Revenue	$-	$1,736	$1,736
Depreciation, depletion, amortization and impairment	-	(7,986)	(7,986)
General and administrative expenses	-	(82,332)	(82,332)
Other expenses	-	(54,530)	(54,530)
Net loss	$-	$(143,112)	$(143,112)

The following table shows assets information by geographic segment at March 31, 2019 and June 30, 2018:

As of March 31, 2019	USA	Malaysia	Total
Current assets	$-	$82,813	$82,813
Concession acquisition costs	-	333,374	333,374
Property and equipment, net	-	25,520	25,520
Total assets	$-	$441,707	$441,707

As of June 30, 2018	USA	Malaysia	Total
Current assets	$-	$22,840	$22,840
Concession acquisition costs	-	236,749	236,749
Property and equipment, net	-	19,725	19,725
Total assets	$-	$279,314	$279,314

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine months ended March 31, 2019 and 2018, which are included herein.

Our operating results for three months ended March 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	March 31,
	2019	2018	Change	%
Sales	$-	$1,736	$(1,736)	(100%)
				-
Operating expenses	371,975	90,318	281,657	312%
Other Expense	35,513	54,530	(19,017)	(35%)
Net loss	$(407,488)	$(143,112)	$(264,376)	185%

Our financial statements reported a net loss of $407,488 for the three months ended March 31, 2019 compared to a net loss of $143,112 for the three months ended March 31, 2018. Our losses have increased, primarily as a result of an increase in operating expenses of $281,657. The increase in operating expenses was primarily the result of an increase in management fees, which for the three months ended March 31, 2019 were entirely compensation related. The amounts shown for the three months ended March 31, 2018 are only those of SBS. In addition, we incurred consulting related costs of $50,000 in the quarter ended March 31, 2019 compared to none in the three months ended March 31, 2018.

Other expense decreased to $35,513 for the three months ended March 31, 2019, compared to $54,530 for the three months ended March 31, 2018. Other expense related primarily to interest expense imputed for our non-interest bearing advances from related parties. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our directors and entities related to our directors.

The results shown for the three months ended March 31, 2018 consist only of those of SBS.

Our operating results for nine months ended March 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Nine months ended
	March 31,
	2019	2018	Change	%
Sales	$-	$51,017	$(51,017)	(100%)
				-
Operating expenses	585,804	319,578	266,226	83%
Other Expense	100,139	115,930	(15,791)	(14%)
Net loss	$(685,943)	$(384,491)	$(301,452)	78%

The Company did not recognize any revenues for the nine months ended March 31, 2019. In the nine months ended March 31, 2018, the Company earned revenue from its bauxite trading activities and concluded shipments for an additional 60,000 tonnes of gross washed bauxite (net dry weight of 49,006 tonnes) for net commissions of $51,017 converted at agreed rates of conversion to RM of between 3.857 and 4.3021 for total proceeds of MYR 210,005, after adjustment for certain offset required.

Our financial statements reported a net loss of $685,943 for the nine months ended March 31, 2019 compared to a net loss of $384,491 for the nine months ended March 31, 2018. Our losses have increased, primarily as a result of a decrease in revenue, increase in management fees (see note above) and an increase in consulting costs of $100,000. The results shown for the nine months ended March 31, 2018 are only those of SBS.

Other expense decreased to $100,139 for the nine months ended March 31, 2019, compared to $115,930 for the nine months ended March 31, 2018. Other expense related primarily to interest expense imputed for our non-interest bearing advances from related parties. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital and are able to successfully close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect that our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital

	March 31,	June 30,	Change
	2019	2018	Amount	%
Cash	$15,994	$19,072	$(3,078)	(16%)

Current Assets	$82,813	$22,840	$59,973	263%
Current Liabilities	$3,255,342	$2,170,420	$1,084,922	50%
Working Capital	$(3,172,529)	$(2,147,580)	$(1,024,949)	48%

Our working capital deficit increased as of March 31, 2019, as compared to June 30, 2018, primarily due to an increase in current liabilities from Nami Corp. and additional advances from related parties to fund operating losses. The amounts shown for June 30, 2018 are only those for SBS.

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

In addition, we are currently in negotiations with a related entity, Nami Development Capital Sdn Bhd (“NDC”), to enter into a management services agreement or relationship in which NDC provides us with executive, technical and support staff, offices and other resources, instead of the Company hiring and acquiring all of those resources directly. At this time, NDC has begun billing us for compensation related costs. We are still in negotiations in regards to those other costs. We expect that the finalization of the agreement with NDC will also contain payment deferrals until such time as revenue generation commences.

Because of the continuing losses and poor operating results to date, our financial statements include a statement that there is a going concern in regards to the Company. Without significant additional investment in the form of debt or equity we may have difficulty meeting our obligations as they come due prior to our obtaining all the necessary permits to begin contracting for sea sand mining operations.

Cash Flows

	Nine months ended
	March 31,		Change
	2019	2018	Amount	%
Cash Flows used in operating activities	$(561,115)	$(148,783)	$(412,332)	277%
Cash Flows used in investing activities	$(137,921)	$(4,744)	$(133,177)	2,807%
Cash Flows provided by financing activities	$696,093	$329,170	$366,923	111%
Effects on changes in foreign exchange rate	$(135)	$(180,743)	$180,608	(100%)
Net change in cash during period	$(3,078)	$(5,100)	$8,178	(160%)

Operating Activities

Net cash used in operating activities was $561,115 for the nine months ended March 31, 2019 compared with net cash used in operating activities of $148,783 in the same period in 2018.

During the nine months ended March 31, 2019, cash provided by operating activities consisted of a net loss of $685,943, depreciation, depletion, amortization and impairment of $33,149, imputed interest on non-interest bearing related party advances contributed as paid in capital of $103,127, management fee paid by related party of $192,953, and changes in prepayment of $42,579, other receivable and deposits of $14,458 and accounts payable and accrued liabilities of $147,364.

During the nine months ended March 31, 2018, cash used in operating activities consisted of a loss of $148,783, depreciation of $22,075, write-off of property, plant and equipment of $19,353, imputed interest contributed as paid in capital of $115,930, and changes in prepayment of $454, other receivable and deposits of $44,522, deferred rent expenses of $8,079, and accounts payable and accrued liabilities of $42,361.

Investing Activities

Net cash used in investing activities was $137,921 for the nine months ended March 31, 2019, compared to $4,744 in the same period in 2017. During the nine months ended March 31, 2019, the Company purchased $13,597 of property and equipment and concession costs of $124,324. During the nine months ended March 31, 2018, the Company purchased $5,450 of property, received a repayment of its mineral trading advance to a related entity of $186,372 and repaid an advance to a related party of $185,666.

Financing Activities

Net cash from financing activities was $696,093 for the nine months ended March 31, 2019, compared to $329,170 in the same period in 2017. Net cash from financing activities for the nine months ended March 31, 2019 included $8,878 from the issuance of Series A Preferred stock, $706,399 from advances received from related parties, offset by $15,069 repayments of related party advances and dividend on Series A Preferred Stock of $4,115. Net cash from financing activities for the nine months ended March 31, 2018 included $585,215 from advances received from related parties, offset by repayments of related party advances of $256,045.

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

The material weaknesses in our disclosure control procedures are as follows:

1. Lack of resources provided to the accounting and reporting function under US GAAP. The Company utilizes a third party independent contractor for the work required to convert our financial statements for SBS from local Malaysia GAAP into US GAAP and for preparation of its US GAAP consolidated financial statements. There are certain challenges faced in providing sufficient resources in terms of time and access to allow the contractor to properly record all of the adjustments necessary on a timely basis to conform our reporting to US GAAP standards.

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

As of March 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of March 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of March 31, 2019, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of March 31, 2019 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended March 31, 2019: None.

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

NAMI CORP., a Nevada corporation

DATED: May 14, 2019	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officer

DATED: May 14, 2019	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer - Compliance

