Form 10-K
period 2019-06-30
NAMI Corp.
filed 2019-09-30
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2019

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

+603 – 2242 4913
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. No market value can be provided as no trading was done during the period referenced.

The number of shares outstanding of the registrant’s common stock as of September 24, 2019 was 1,426,927,346 shares, $0.001 par value.

NAMI Corp.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this annual report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” the negative of these terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. We have included important risks and uncertainties in the cautionary statements included in this annual report. We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this annual report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

PART I

ITEM 1. BUSINESS.

OUR COMPANY

NAMI Corp. (the “Company,” “we,” “us” or “our”) conducts its operations through its controlled, consolidated subsidiary SBS Mining Corp. Malaysia Sdn. Bhd. (hereinafter referred to as “SBS”). SBS, founded on August 14, 2008, is a Malaysian corporation primarily engaged in trading activities for certain mineral ores and mining and exploration of properties located in Malaysia.

OUR CORPORATE HISTORY AND BACKGROUND

The Company was incorporated in the State of Nevada on September 5, 2012, and November 30 was established as the Company’s fiscal year-end. On July 4, 2018, the Board of Directors of the Company (the “Board”) approved changing the fiscal year-end of the Company from November 30 to June 30 as a result of the SBS Acquisition (as defined below). The Company was initially created to engage in developing a built-in safe with a combination lock that could store personal and/or valuable items inside of backpacks, carry-on luggage and suitcases. Since its inception and until the acquisition of SBS, the Company was a development stage company without significant assets or any revenue.

On October 31, 2016, a change in control of the Company occurred by virtue of the Company’s largest shareholder selling 60,750,000 shares of the Company’s common stock to the Company’s current Chairman, Ong Tee Keat, an individual residing in Malaysia, which represented 60.22% of the Company’s total issued and outstanding shares of common stock at that time. Such 60,750,000 shares sold represented all of the shares of the Company’s common stock owned by such prior shareholder.

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

On November 3, 2016, the Company filed Articles of Merger with the Nevada SOS whereby it entered into a statutory merger with its wholly owned subsidiary, NAMI Corp., pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name to “NAMI Corp.”

Acquisition of SBS

On July 12, 2018, we completed a reverse acquisition transaction through a share exchange with GMCI Corp (“GMCI”), the sole shareholder of SBS, whereby we acquired 100% of the outstanding shares of SBS from GMCI in exchange for issuance of a total of 720,802,346 shares of our common stock to GMCI, representing 102.08% of our pre-merger issued and outstanding shares of common stock (the “SBS Acquisition” or “Share Exchange”). As a result of the reverse acquisition, SBS became our wholly owned subsidiary; and the former SBS Shareholder, GMCI, became our controlling stockholder. The share exchange transaction was treated as a recapitalization, with SBS as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of SBS.

Immediately prior to the Share Exchange, GMCI owned all of the issued and outstanding capital stock of SBS. As a result of our acquisition of SBS, we now own all of the issued and outstanding capital stock of SBS. Subsequent to the closing of the Share Exchange, we conduct our operations through our controlled, consolidated subsidiary SBS. SBS is primarily engaged in mining and exploration of properties located in Malaysia.

On July 4, 2018, the Board of Directors of the Company approved changing the fiscal year-end of the Company from November 30 to June 30 as a result of the SBS Acquisition.

On July 19, 2018, the Company was notified that the Board of GMCI deemed it to be in the best interests of GMCI and its stockholders for GMCI to approve and declare a dividend of restrictive shares of NAMI Corp. to the stockholders of GMCI, on a pro rata basis, determined in accordance with the number of shares of capital stock of GMCI held by such stockholders, thereby transferring ownership of 100% of the outstanding restrictive shares of NAMI Corp. owned by GMCI to the stockholders of GMCI (collectively, the “Nami Stock Dividend”). The Nami Stock Dividend was completed on August 21, 2018.

Filing of S-1 Registration Statement for our Selling Shareholders

On November 13, 2018, the Company filed a S-1 Registration Statement to register sale of up to 322,388,472 shares of our common stock by persons who received shares of our common stock in our Nami Stock Dividend distribution in August 2018 and by persons who purchased shares of our common stock in private placements that we effected from April to September 2017. The recipients of stock dividends and purchasers of common stock in such private placements whose shares are being registered for resale are referred to in this prospectus as the selling stockholders. The selling stockholders may sell common stock from time to time in the principal market on which the stock will be traded at the prevailing market price or in negotiated transactions. With respect to shares of our common stock that may be offered and sold from time to time by the selling stockholders, we will receive no proceeds from the sale of shares of our common stock pursuant to this offering. The Stock Exchange Commission (“SEC”) declared the effectiveness of the resale S-1 Registration Statement on November 26, 2018.

OVERVIEW

SBS, founded in August 14, 2008, is a Malaysian corporation primarily engaged in bauxite financing and trading, as well as mining and exploration of properties located in Malaysia.

SBS is located at No 1, 1st Floor, Lorong Sekilau 1, Bukit Sekilau, 25200 Kuantan, Pahang Darul Makmur, Malaysia.

On March 26, 2015, GMCI entered into a share exchange agreement (the “GMCI Agreement”) with all of the original shareholders of SBS (the “SBS Original Shareholders”). Pursuant to the GMCI Agreement, GMCI acquired 600,000 shares of capital stock of SBS (the “Original SBS Shares”) from the SBS Original Shareholders. and in exchange issued 500,000,000 restricted shares of its common stock to the SBS Original Shareholders.

The 600,000 Original SBS Shares constituted all of the issued and outstanding shares of SBS and were held by a total of three (3) shareholders, including GMCI’s sole director and Chief Executive Officer, Mr. Lok Khing Ming. Mr. Lok owned ten percent (10%) of the Original SBS Shares, or 60,000 shares. The remaining shares were owned by Mr. Liew Chin Loong (90,000 shares, or 15% of the Original SBS Shares), who resides in Malaysia and LYF & Son Realty Sdn. Bhd. (450,000 shares, or 75% of the Original SBS Shares), a Malaysian corporation. Pursuant to the GMCI Agreement, Mr. Lok received 50 million shares of GMCI’s common stock; Mr. Liew received 75 million shares; and LYF & Son Realty Sdn. Bhd. received 375 million shares. As a result of the GMCI Agreement, SBS became a wholly owned subsidiary of GMCI; and GMCI carried on the business of SBS as its primary business. The closing of the GMCI Agreement occurred on April 23, 2015.

In August 2018, SBS designated a new class of preferred equity, designated the 12% redeemable cumulative preference shares, in its attempt to raise capital for business expansion and exploration of mining activities. SBS authorized the issuance of up to 50 million shares at an issue price of RM 1.0 per share. This new preferred equity carries a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred security (the “Preferred Dividend”). The Preferred Dividend will have priority over any payment of dividends on the common equity of SBS. The preferred shares automatically convert to NAMI Corp. common shares two years after issuance if not converted earlier at the rate of USD 1.50 on then value translated into USD of each 12% redeemable cumulative preference share. In the event of the liquidation or winding up of SBS, the preferred shares are entitled to distributions prior to any amounts distributed to the common equity holders. The holders of the preferred shares, so long as the cumulative Preferred Dividend is timely paid each quarter, have no general voting rights, but have rights to vote on any matters that affect the provisions of the preference shares with the number of preferred shares held so long as the Preferred Dividend remains unpaid. In August 2018, SBS commenced an equity raise of up to RM 50,000,000 (approximately USD 12.4 million) through the issuance of redeemable preference shares subject to a cumulative dividend of 12%, and as of the date of this report, we have raised RM 280,000 (USD $68,408). The preferred share subscription offering was closed on February 28, 2019.

Products and Suppliers

Bauxite Financing

Until 2016, SBS was focused on exploration activities in order to develop properties for producing metal ores, such as iron ore, bauxite and tin ore. SBS held licenses to two (2) properties located in Malaysia and on which it was prospecting for iron ore mining. The total mining area included as part of those two (2) licenses consisted of 100 hectares (247 acres). At the time that the GMCI Agreement was concluded, the market price per delivered dry tonne for iron ore was between $45 and $65. SBS believed that there would be a downward trend for iron ore prices and eventually the market price fell below $45 in December 2015. Accordingly, SBS commenced a plan to move into financing bauxite mining and trading in China. In January 2016, SBS’s two (2) licenses expired; and as a result of the lack of economic viability in the marketing of iron ore, management determined not to renew these licenses upon expiration.

SBS provides financing for the acquisition, stockpiling storage, exporting and shipment of bauxite ore from Malaysia. Currently, SBS has provided funding to Sincere Pacific Mining (M) Sdn. Bhd. (“Sincere Pacific”) to purchase and sell and export bauxite through a verbal agreement. Sincere Pacific is considered a related party as Mr. Liew Chin Loong, a director and officer of SBS, is also a fifty percent (50%) owner and a director of Sincere Pacific.

SBS and Sincere Pacific have verbally agreed to work in partnership to acquire and arrange transport for stockpiled bauxite shipments to Mainland China. Services required for the loading, processing and transport of bauxite from mine sites to the port will be provided by SBS and Sincere Pacific directly. Sincere Pacific has agreed to manage all labor, processing, transport and export of the ore until such time as the parties have concluded a total of seven (7) shipments.

Sincere Pacific holds a special permit from the government of Malaysia that allows it to hold up to 1.8 million metric tonnes (all tonnes referred to herein are metric) of bauxite stockpile for shipment at Felda Bukit Goh, Kuantan. This permit has no expiration date. Sincere Pacific and SBS intend to conclude approximately seven (7) shipments under this permit. As of June 30, 2018, the two parties have concluded five shipments. The remaining two shipments to be have not yet been concluded and do not have a set date for shipping. On March 22, 2018, Sincere Pacific obtained an additional bauxite export license for a total tonnage of 124,160.67 metric tonnes. The permit expired on April 30, 2018. No sales were made by Sincere Pacific under the agreement in the year ended June 30, 2019. Sincere Pacific acquires or purchases bauxite from multiple sources in Malaysia for selling the ore to customers in China.

Upon purchasing bauxite in Malaysia, Sincere Pacific processes the ore in its facilities, then stockpiles the ore pending shipment. Each shipment of bauxite consists of up to 55,000 metric tonnes. SBS does not take physical possession of the minerals at any time. It has been agreed between the parties that SBS shall receive a commission based on the gross amount of washed bauxite tonnage of up to 20,000 metric tonnes per shipment. Thereafter, if successful, the two parties will enter a formal agreement with respect to further shipments under newly negotiated terms. It is anticipated by our management team that the sales price obtained by Sincere Pacific for unwashed bauxite could gross a total of up to USD 24.50 to USD 26.00 per dry and delivered metric tonne, free on board stowed and trimmed, subject to certain penalties or bonus based on the percentage of certain mineral compounds present (primarily aluminum oxide and silicon dioxide). Sincere Pacific issues payment to SBS upon successful conclusion of shipments, at an agreed USD 1.00 per delivered dry tonne, net any applicable fees such as storage, etc. The parties intend to formalize a written agreement for future mineral trading activities following successful conclusion of approximately seven (7) shipments whereby we hope that SBS will receive commissions on up to 140,000 gross tonnes. As of the date of this report, no formalized written agreement has been completed.

However, the price at which Sincere Pacific sells a shipment of bauxite is subject to negotiation and current market prices. Therefore, this average net income of USD 1.00 per tonne payable to SBS is subject to adjustment and possible volatility.

To date, Sincere Pacific has completed five (5) shipments of bauxite and SBS has provided Sincere Pacific with $614,226 (RM$2,504,769) of financing used towards a portion of these shipments. Of the total financing advanced by SBS, $186,744 (RM$800,000) has been repaid by Sincere Pacific as of the date of this filing. Through June 30, 2018, SBS has received revenue of $84,271 (RM$350,306) in commissions from Sincere Pacific from its bauxite trading operations. No sales were made by Sincere Pacific under the agreement in the year ended June 30, 2019 and therefore no commissions were received by the Company during the year ended June 30, 2019.

Sea Sand Mining

On August 30, 2017, SBS entered into a partnership agreement with JHW to establish a venture for sea sand mining and dredging on the east coast of Peninsular Malaysia. The concession was first granted with an area of 1,113km², which was later amended and reduced to 383km². The final approved area was 20.48km² within the jurisdiction of the state of Terengganu, Malaysia (the “Area”). Pursuant to the agreement, JHW was responsible for carrying out and submitting to the relevant authorities all necessary study reports, including, but not limited to, Environmental Impact Assessment (“EIA”) reports and feasibility and hydraulic studies with respect to the Area to obtain approval for the sea sand mining and dredging license (the “Final Approval”). SBS was responsible for bearing all costs and expenses incurred with respect to such applications. SBS has the exclusive rights to operate mining and extraction in the Area and is responsible for planning the operation, supervision, coordination, management and implementation of the mining operations of the Area. SBS agrees that gross profit from operations of the mining activities in the Area shall be allocated 25% to JHW and 75% to SBS pursuant to the terms of the partnership agreement.

The Company and JHW has fulfilled all regulatory requirements and obtained necessary approvals from all governmental agencies, including Department of Environment (“DOE”) (Jabatan Alam Sekitar), Department of Mineral and Geoscience Malaysia (“JMG”) (Jabatan Mineral dan Geosains Malaysia) and all 13 agencies under the jurisdiction of the state and federal governments of Malaysia.

The Company and JWH is committed to comply with all regulatory requirements and as such, submitted the EIA report on July 2018 and was duly approved by the DOE on September 2, 2018. In addition to preparing the EIA report, the Group also obtained approval from JMG on September 14, 2018, and finally, the sea sand mining and dredging license was approved by KATS on January 10, 2019. The Group is now in a position to begin its sea sand mining operation. The license expires on January 9, 2022.

The general location of the sea sand mining area is provided in the map below.

Entry into Letter of Intent of Granite Mining Business

On January 17, 2019, NAMI Corp. entered into a Letter of Intent with Pembinaan Kaya Hebat Sdn Bhd, a Malaysian corporation engaged in granite mining business (“PKH”), for the acquisition by NAMI Corp. of up to one hundred percent (100%) of the issued and outstanding capital stock of PKH with consideration at a purchase price at fair market value (the “PKH Acquisition”). The completion of the PKH Acquisition is subject to various conditions precedent, including, but not limited to, negotiating and executing a form of purchase agreement that is acceptable to both parties, approval of the financial statements of both parties, and fair market valuation of PKH. In the event that NAMI Corp. is able to complete the PKH Acquisition, it intends to operate PKH as its wholly owned subsidiary or a majority-owned subsidiary.

NAMI Corp. aspires to become a global diversified mining company and is actively engaged in plans to expand by communicating with prospective mining businesses. NAMI Corp. is currently beginning to explore opportunities that may allow them to obtain certain granite mining concessions located in the state of Perak, Malaysia.

River Sand Mining

On September 6, 2019, SBS Mining Corp. Malaysia Sdn. Bhd. (“SBS”), a wholly owned subsidiary of NAMI Corp. (the “Group”), entered into a mining agreement with Wan Ismail bin Wan Ahmad (the “Donor”) pursuant to which the Donor granted to SBS the sole and exclusive rights to mine for river sand and other materials from a 1.9040 hectare (4.7 acre) plot of land located at Kampung Tiram, district of Kuala Kuantan, Kuantan, Malaysia (the “Concession”) for which the Donor had received a lease license from the State Government of Pahang. SBS shall pay the Donor a fixed monthly rate for the sole and exclusive rights to mine the Concession.

With the grant of the sole and exclusive rights of the aforementioned mining right for river sand, the Company expands its current business portfolio to river sand mining and trading. Meanwhile, the Company plans to continue acquiring strategic mining concessions to enhance its river sand mining division.

OUR INDUSTRY

Bauxite Trading

The shipments and demand for bauxite from Malaysia has increased, as illustrated by the fact that the People’s Republic of China (“China”) imported 14 times more bauxite from Malaysia in November 2014 than in March 2014,1 after an export ban in Indonesia stopped supplies of the ore to China, which is the world’s biggest consumer of industrial metals. As at the date of this report, the ban imposed on Indonesia has been lifted, which could lessen China’s increased purchase of bauxite from Malaysia. Despite the lifting of the ban, bauxite mines are springing up in Malaysia and shipping an increasing amount to China, helping fill the gap left when Indonesia banned ore exports in January 2015.

In 2014, Malaysia exported 3.2 million tonnes of bauxite globally, compared to 154,044 metric tonnes in 2013. In 2015, Malaysia exported 24.3 million tonnes, resulting in $1.1 billion of revenue to exporters. China accounts for 99% of Malaysia’s export of bauxite. In 2016, the government of Malaysia halted all mining activities and ordered the clearing of the country’s huge stockpiled inventory of bauxite, requiring all exports to be done pursuant to approved permits issued by the Malaysian government (“Approved Permits”).2 As a result, Malaysia exported just 7.4 million metric tonnes of bauxite in 2016. The ban on the mining of bauxite was lifted in April 2019. The total approximate amount of exported bauxite in 2018 decreased significantly to 515,217 tonnes as compared to 822,668 tonnes of bauxite exported in 2017.

Sea Sand Mining

The process of sea sand mining is extracting sand from the ocean bed with heavy machinery. Then sands are dredged and stored into bunkers or vessels that will be shipped to a buyer’s destination. In commercial businesses, sands are mainly used as construction materials (e.g., brick, concrete, and roads) and for land reclamation (also known as landfills). In addition, a full EIA must be carried out to ensure the mining is done responsibly, keeping it in balance with the wildlife and ecosystem within its vicinity.

The demand for sea sand has soared globally, mostly for industrial and land reclamation purposes. According to the United Nation Commodity Trade Statistics Database (UN COMTRADE), international trades value has increased six-fold in the last 25 years. (source link: http://comtrade.un.org). The Department of Mineral & Geoscience Malaysia reported that out of 36.7 million tonnes of sea sand produced in Malaysia in 2017, 1.5 million tonnes were exported, almost exclusively to Singapore.

___________

[1] See http://www.themalaymailonline.com/money/article/indonesias-bauxite-ban-malaysias-boom#Y9AbyelSfUL4o1Uj.97.

[2] See http://www.alcircle.com/news/malaysia-exported-24-million-tons-of-bauxite-to-china-in-2015-up-650-yoy-26443.

River Sand Mining

River sand can originate from a wide variety of sources such as from decomposed igneous, metamorphic, and sedimentary rocks; deposits of glacial sands or deposits of ancient sea sands in the form of uplifted or stranded beaches. Sands from rivers are a preferred source.

Apart from Perlis and Melaka, all other states contributed to the production of river sand in 2017. Local demand is expected to come from the revival of mega projects that were halted previously such as the Bandar Malaysia, East Coast Rail Link and Light Rail Transit 3 (“LRT 3”) projects. Bandar Malaysia’s development which occupies the former airport in Sungai Besi is estimated to be 196 hectare in size and will include 10,000 affordable housing units, a people’s park and the priority for the use of local content and materials. Completion date is not confirmed yet but development is expected to take 20 years to complete. Tech giants such as Alibaba and Huawei have also expressed their interest to set up their ICT centres in Bandar Malaysia.

The East Coast Rail Link was given the go-ahead again in April 2019 after renegotiations with the rail link’s length reduced by 40 kilometres to 648 kilometres and the cost of building each kilometre drop to RM68 million from RM98 million. The project is expected to complete in December 2026. Construction work on the LRT3 project is also expected to resume in the second half of 2019 after renegotiations. The 36 kilometre project connects Bandar Utama to Johan Setia in Klang with the completion date for the project set for 28 February 2024.

Demand for river sand from Malaysia can also come from other countries especially China and India. Several large infrastructure projects are taking place in China such as the Shanghai Urban Rail Transit Expansion to build 6 subway lines and 3 intercity railways totalling 286 kilometres, the Intercity Railway along the Yangtze River in Jiangsu province and the Wuhan Urban Rail Transit projects. The Delhi–Mumbai Industrial Corridor Project (“DMIC”) is a planned industrial development project between Delhi and Mumbai with an estimated investment of USD90 billion. The investments will be spread across 6 states through the Western Dedicated Freight Corridor that will be 1,483 kilometres long which will serve as the industrial corridor's transportation backbone. The DMIC will have 24 industrial regions, 8 smart cities, 2 international airports, 5 power projects, 2 mass rapid transit systems and 2 logistical hubs. Implementation will be done in three phases with phase 1 to be completed in 2025 and the final phase scheduled to complete in 2037.

COMPETITION

Currently, we do not have any direct competition with respect to the specific properties to which we hold licenses. Sincere Pacific is one of the few holders of Approved Permits in Malaysia to export bauxite. It has little competition in terms of purchasing and exporting bauxite.

In terms of developing our business plan and conducting exploration and later deposit development, we expect to compete for qualified geological and environmental experts to assist us in our exploration of mining prospects, as well as any other consultants, employees and equipment that we may require in order to conduct our operations.

Currently, there is significant competition for financial capital to be deployed in mining and material extraction. Therefore, it is difficult for smaller companies such as us to attract investment for its exploration activities. We cannot give any assurances that we will be able to compete for capital funds; and without adequate financial resources management, we cannot assure that the Company will be able to compete in exploration activities and ultimately in material deposit development, production and sales.

MARKETS, SALES AND DISTRIBUTION

If we are able to obtain the Final Approval from relevant government authorities and decide to proceed with our sea sand mining business, we plan to distribute and sell sand to customers from Malaysia’s neighboring countries, such as China, Japan, Singapore, Thailand, Vietnam, Brunei and Cambodia. Overall, market demand for sand is high. Singapore remains the largest importer of sand for land reclamation purposes, filling the sea along its coast with imported sand. Since 1960, Singapore has expanded its physical size by 24%.3 The Department of Mineral & Geoscience Malaysia reported that out of 36.7 million tonnes of sea sand produced in Malaysia in 2017, 1.5 million tonnes were exported, almost exclusively to Singapore.

In Vietnam, scientists from the Vietnam Institute of Transport Science & Technology (“ITST”) warn that the domestic supply of natural sand is nearing an end and could be depleted by 2022 due to excessive exploitation.4 Furthermore, illegal mining activities in Vietnam have reached epidemic proportions, as reported in 2017 by Vietnam’s Deputy Minister of Public Security, Senior Lieutenant General Lê Quý Vương, noting that police had detected more than 4,300 violations in more than 8,000 inspections in the past year.5

In Indonesia, residents are resisting sand mining and the construction of artificial islands because of the potential harm to fish stocks and the environment. Reports describe how locals are mounting fierce resistance against sand mining off the southern tip of Indonesia’s Sulawesi Island and land reclamation in Makassar, which has caused the provincial government to suspend all ongoing activities.6

Cambodia has outlawed sand exports from a coastal region where it has been primarily funneled in huge quantities to Singapore. However, it appears that previous bans had failed to stem the export.7 Furthermore, internal reports from the United Nations questioned Cambodia’s sand exports where UN data showed that Cambodia had exported $752 million worth of sand to Singapore. In spite of such reports of wide-scale exports, Cambodia only reported $5 million worth of trade value exported to Singapore. 8 This large-scale dredging would certainly have an adverse impact on the natural environment and the local communities.

INTELLECTUAL PROPERTY

SBS has no significant intellectual property as of the date of this filing.

REGULATION

Because our operating subsidiary SBS is located in Malaysia, our business is regulated by the national and local laws of Malaysia. We believe our conduct of business complies with existing Malaysia laws, rules and regulations.

Bauxite exports require Approved Permits issued by the Ministry of Malaysia. Sincere Pacific was issued an Approved Permit that can be renewed with the Malaysian government.

The exploration and development of a mining prospect in Malaysia is subject to regulation by a number of governmental authorities. The regulations address many environmental issues relating to air, soil and water contamination and apply to many mining-related activities, including exploration, mine construction, mineral and ore extraction, ore milling, water use, waste disposal and use of toxic substances.

•	The Mineral Development Act of 1994 (“MDA”) defines the powers of the Federal Government on matters pertaining to the inspection and regulation of mineral exploration, mining and other related issues. The legislation is enforced by the Department of Minerals and Geosciences of Malaysia.

___________

[3] See http://www.bloomberg.com/news/articles/2017-10-30/singapore-is-finding-it-harder-to-grow-literally.

[4] See http://www.straitstimes.com/asia/se-asia/vietnam-to-run-out-of-sand-in-5-years-say-experts.

[5] See http://www.asiaone.com/asia/illegal-sand-mining-vietnam-reaches-epidemic-proportions.

[6] See http://www.business-humanrights.org/en/indonesia-locals-resist-sand-mining-and-construction-of-artificial-islands-due-to-potential-harm-to-fish-stocks-and-environment.

[7] See http://www.asiaone.com/singapore/cambodia-bans-exports-coastal-sand-mainly-singapore.

[8] See http://www.rfa.org/english/news/cambodia/sand-storm-11022016160124.html.

•	The State Mineral Enactment (“SME”) provides that each State has its own legislation to govern mining activities within its jurisdiction. The SME provides the States with the powers and rights to issue mineral prospecting and exploration licenses and mining leases and other related matters.

•	The Continental Shelf Act of 1966 (“CSA”) relates to the continental shelf of Malaysia, the exploration thereof and the exploitation of its natural resources. The CSA regulates applications for licenses that permit mining activities on the continental shelf.

•

The Customs Act 1967 regulates the import and export of goods, with the clearance of import, export and transit of goods coming under the purview of Royal Malaysian Customs Department (“RMCD”). Some products require a license or Approved Permit (“AP”) before importing or exporting. Sand is among the products that need a license or AP to export. As APs are issued by Permit Issuing Agencies (“PIAs”), which are the relevant ministries relating to the products being exported or imported, the AP for sand export is issued by the Ministry of Natural Resources and Environment.

In addition, we are subject to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals and taxation. Many of the regulations require permits or licenses to be obtained and the filing of certain notices, the absence of which, or the inability to obtain, will adversely affect the ability for us to conduct our exploration, development and operation activities. The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

INSURANCE

Insurance companies in Malaysia offer limited business insurance products. While business interruption insurance is available to a limited extent in Malaysia, we have determined that the risks of interruption, the cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we are subject to risk inherent to our business, including equipment failure, theft, natural disasters, industrial accidents, labor disturbances, business interruptions, property damage, product liability, personal injury and death. Furthermore, if we suffer losses, damages or liabilities, including those caused by natural disasters or other events beyond our control and we are unable to make a claim against a third party, we will be required to bear all such losses from our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

PRINCIPAL ADDRESS

Our principal address is located at Unit M2-3, Level M2, The Vertical Podium, Avenue 3, Bangsar South City, No 8 Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia. Our telephone number is +603 – 2242 4913.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company does not own or lease any real property or facilities. We currently reside at office space for SBS operations at No 1, 1st Floor, Lorong Sekilau 1, Bukit Sekilau, 25200 Kuantan, Pahang Darul Makmur, Malaysia.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Mine safety disclosures are not applicable. We have not yet commenced any mining operations.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

Our shares of common stock are not traded on a national exchange; rather, they are traded on the OTC Pink Market under the symbol “NINK.” On June 30, 2019 the closing bid price for one share of common stock was $2.31. The following table sets forth, for the periods indicated, the high and low trade prices for our common stock as reported on the OTC PINK Market. During the fiscal years 2019 and 2018 our common stock did not trade above $3.

On November 1, 2016, our common stock was verified for trading on OTCQB Marketplace under the trading symbol NINK. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTC Pink for the two quarters of 2019, for the four quarters of 2018, and for the last two quarters of 2017.

	High	Low
2019: First Quarter	$2.35	$2.35
2019: Second Quarter	$2.35	$2.31

2018: First Quarter	$2.35	$2.20
2018: Second Quarter	$2.35	$1.80
2018: Third Quarter	$2.15	$1.80
2018: Fourth Quarter	$2.35	$2.00

2017: Third Quarter	$2.45	$1.65
2017: Fourth Quarter	$2.40	$1.55

Number of Holders

As of June 30, 2019, 1,426,927,346 shares of our common stock were outstanding and held of record by approximately 1,317 stockholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2019. We have not paid any cash dividends since inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In October 2016, the Company’s Board of Directors approved a 7:1 forward split. All share and per share amounts herein reflect the impact of the forward split.

On July 12, 2018, we issued a total of 720,802,346 shares of our Company’s common stock to GMCI in exchange for all the capital stock GMCI held in SBS in connection with the SBS Acquisition.

The shares of common stock referenced above were issued in reliance upon an exemption from registration afforded under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder. These issuances were exempt transactions pursuant to Section 4(2) of the Securities Act as they were private transactions by the Company and did not involve any public offering.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted an Equity Compensation Plan.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this annual report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” the negative of these terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended June 30, 2019 and 2018, which are included herein. The amounts shown for the year ended June 30, 2018 are only those of SBS.

Our operating results for year ended June 30, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Year ended
	June 30,
	2019	2018	Change	%
Sales	$-	$51,534	$(51,534)	(100%)
				-
Operating expenses	913,425	387,340	526,085	136%
Other Expense	172,627	123,898	48,729	39%
Net loss	$(1,086,052)	$(459,704)	$(626,348)	136%

The Company did not recognize any revenues for the year ended June 30, 2019. In the year ended June 30, 2018, the Company earned revenue from its bauxite trading activities and concluded shipments for an additional 60,000 tonnes of gross washed bauxite (net dry weight of 49,006 tonnes) for net commissions of $51,534 converted at agreed rates of conversion to RM of between 3.857 and 4.3021 for total proceeds of MYR 210,005, after adjustment for certain offset required.

Our financial statements reported a net loss of $1,086,052 for the year ended June 30, 2019 compared to a net loss of $459,704 for the year ended June 30, 2018. Our losses have increased, primarily as a result of a decrease in revenue and an increase in operating expenses of $526,085. The increase in operating expenses was primarily the result of an increase in management fees, which for the year ended June 30, 2019 were entirely compensation related, in the amount of $252,489 for the year ended June 30, 2019 compared to $nil for the year ended June 30, 2018. We incurred consulting and professional fees related costs of $445,856 in the year ended June 30, 2019 compared to $nil in the year ended June 30, 2018. Offsetting these increases, in the year ended June 30, 2019 we incurred rent expense of $25,967 and salaries and wages expense of $20,259 compared to $186,132 and $100,557 in the year ended June 30, 2018, respectively.

Other expense increased to $172,627 for the year ended June 30, 2019, compared to $123,898 for the year ended June 30, 2018. Other expense related primarily to interest expense imputed for our non-interest bearing advances from related parties. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital and are able to obtain an export license for the sale of sea sand internationally, we expect our expenses to increase substantially as we seek to grow internally and acquire additional mining rights in Malaysia.

Liquidity and Financial Condition

Working Capital

	June 30,	June 30,	Change
	2019	2018	Amount	%
Cash	$22,216	$19,072	$3,144	16%

Current Assets	$142,874	$22,840	$120,034	526%
Current Liabilities	$3,589,953	$2,170,420	$1,419,533	65%
Working Capital Deficit	$(3,447,079)	$(2,147,580)	$(1,299,499)	61%

Our working capital deficit increased as of June 30, 2019, as compared to June 30, 2018, primarily due to an increase in current liabilities from Nami Corp. and additional advances from related parties to fund operating losses. The amounts shown for June 30, 2018 are only those for SBS.

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

On July 1, 2019, the Company effectively entered into a corporate services agreement (the “Corporate Services Agreement”) with Nami Development Capital Sdn. Bhd. (“NDC”). Pursuant to the terms of the Corporate Services Agreement, NDC will provide general corporate and administrative services, including, but not limited to, accounting and payroll services and human resources support, to the Company and SBS. The Company and SBS will each pay a monthly retainer and reimburse the out-of-pocket expenses reasonably incurred by NDC in connection with the provision of these services as compensation to NDC. Additionally, the Company and SBS will each reimburse NDC for any service taxes, as well as any other taxes, incurred in connection with NDC’s carrying out this Corporate Services Agreement. Either party may terminate the Corporate Services Agreement upon 90 days’ written notice, provided that the non-terminating party reserves the right to negotiate for a longer period in order to effect an orderly transition. As discussed in Item 9B below, the Company and NDC were not related parties as of the effective date of the Corporate Services Agreement

Because of the continuing losses and operating results to date, our financial statements include a statement that there is a going concern in regards to the Company. Without significant additional investment in the form of debt or equity we may have difficulty meeting our obligations as they come due prior to our obtaining all the necessary permits to begin contracting for sea sand mining operations.

Cash Flows

	Year ended
	June 30,		Change
	2019	2018	Amount	%
Cash Flows provided by (used in) operating activities	$(230,356)	$12,512	$(242,868)	(1,941%)
Cash Flows used in investing activities	$(137,710)	$(38,090)	$(99,620)	262%
Cash Flows provided by financing activities	$375,940	$33,563	$342,377	1,020%
Effects on changes in foreign exchange rate	$(4,730)	$1,235	$(5,965)	(483%)
Net change in cash during period	$3,144	$9,220	$(6,076)	(66%)

Operating Activities

Net cash used in operating activities was $230,356 for the year ended June 30, 2019 compared with net cash provided by operating activities of $12,512 in the same period in 2018.

During the year ended June 30, 2019, cash used in operating activities consisted of a net loss of $1,086,052, depreciation, depletion, amortization and impairment of $60,838, imputed interest on non-interest bearing related party advances contributed as paid in capital of $175,610, expense paid directly through related party advances of $799,164, and changes in prepayment of $76,892, other receivable and deposits of $5,112 and accounts payable and accrued liabilities of $108,108.

During the year ended June 30, 2018, cash provided by operating activities consisted of a loss of $459,704, depreciation of $42,018, imputed interest of $123,898, expense paid directly through related party advances of $162,008, and changes in other receivable and deposits of $56,236, deferred rent expenses of $8,333, and accounts payable and accrued liabilities of $96,389.

Investing Activities

Net cash used in investing activities was $137,710 for the year ended June 30, 2019, compared to $38,090 in the same period in 2018. During the year ended June 30, 2019, the Company purchased $13,597 of property and equipment and concession costs of $124,113. During the year ended June 30, 2018, the Company purchased $968 of property and concession costs of $229,367, and received a repayment of its mineral trading advance to a related entity of $192,245.

Financing Activities

Net cash from financing activities was $375,940 for the year ended June 30, 2019, compared to $33,563 in the same period in 2018. Net cash from financing activities for the year ended June 30, 2019 included $8,878 from the issuance of Series A Preferred stock, $388,203 from advances received from related parties, offset by $15,044 repayments of related party advances and dividend on Series A Preferred Stock of $6,097. Net cash from financing activities for the year ended June 30, 2018 included $257,672 from advances received from related parties and $57,673 from the issuance of Series A Preferred Stock, offset by repayments of related party advances of $281,782.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Set forth below are the consolidated audited financial statements for the Company for the fiscal years ended June 30, 2019 and 2018, and the report thereon of L J Soldinger Associates LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nami Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nami Corp. (the Company) as of June 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the years in the two year period ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018 and the results of its consolidated operations and its cash flows for each of the years in the two year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and has an accumulated deficit of approximately $4.9 million as of June 30, 2019 and needs to raise substantial amount of additional funds to meet its obligations and commence its mining operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ L J Soldinger Associates, LLC

We have served as the Company’s auditor since 2018.

Deer Park, Illinois, United States of America

September 27, 2019

We have served as the Company’s auditor since 2018.

NAMI Corp.

Consolidated Balance Sheets

	June 30,	June 30,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$22,216	$19,072
Prepayment	100,481	435
Other receivables and deposits	20,177	3,333
Total Current Assets	142,874	22,840
Non-Current Assets
Concession acquisition costs, net	303,726	236,749
Property and equipment, net	23,048	19,725
TOTAL ASSETS	$469,648	$279,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$40,244	$-
Other payables and accruals	3,946	114,726
Amount due to related parties	3,545,763	1,996,164
Stock payable	-	59,530
Total Current Liabilities	3,589,953	2,170,420

TOTAL LIABILITIES	3,589,953	2,170,420

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; 280,000 shares issued and outstanding	68,408	-
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value, 1,426,927,346 and 720,802,346 shares issued and outstanding	1,426,927	720,802
Additional paid-in capital	175,610	-
Accumulated deficit	(4,854,366)	(2,629,699)
Accumulated other comprehensive income	63,116	17,791
Total Stockholder’s Deficit	(3,120,305)	(1,891,106)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$469,648	$279,314

The accompanying notes are an integral part of these financial statements.

NAMI Corp.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended
	June 30,
	2019	2018
Revenue
Sales	$-	$51,534

Operating Expenses
Depreciation, depletion, amortization and impairment	60,838	42,018
General and administrative expenses	600,098	345,322
General and administrative expenses - related party	252,489	-
Total Operating Expenses	913,425	387,340

Loss from Operations	(913,425)	(335,806)

Other Income (Expense)
Other income	2,983	-
Interest expense, related parties	(175,610)	(123,898)
Total Other Expenses	(172,627)	(123,898)

Loss before taxation	(1,086,052)	(459,704)
Income taxes	-	-
Net Loss	$(1,086,052)	$(459,704)

Dividend on Series A Preferred Stock	(6,097)	-
Net loss attributable to common stockholders	$(1,092,149)	$(459,704)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	45,325	(97,152)
Total Comprehensive Loss	$(1,040,727)	$(556,856)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	1,419,035,350	720,802,346

The accompanying notes are an integral part of these financial statements.

NAMI Corp.

Consolidated Statements of Changes in Stockholder’s Deficit

	Preferred Shares		Common Stock		Additional		Accumulated Other Comprehensive	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (loss)	Stockholders’ Deficit

Balance - June 30, 2017	-	$-	720,802,346	$720,802	$-	$(2,293,893)	$114,943	$(1,458,148)

Imputed interest	-	-	-	-	-	123,898	-	123,898
Foreign currency translation adjustment	-	-	-	-	-	-	(97,152)	(97,152)
Net Loss	-	-	-	-	-	(459,704)	-	(459,704)
Balance - June 30, 2018	-	$-	720,802,346	$720,802	$-	$(2,629,699)	$17,791	$(1,891,106)

Recapitalization	-	-	706,125,000	706,125	-	(1,132,518)	-	(426,393)
Series A Preferred Stock issued	280,000	68,408	-	-	-	-	-	68,408
Preferred dividend	-	-	-	-	-	(6,097)	-	(6,097)
Imputed interest	-	-	-	-	175,610	-	-	175,610
Foreign currency translation adjustment	-	-	-	-	-	-	45,325	45,325
Net loss	-	-	-	-	-	(1,086,052)	-	(1,086,052)

Balance - June 30, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$175,610	$(4,854,366)	$63,116	$(3,120,305)

The accompanying notes are an integral part of these financial statements.

NAMI Corp.

Consolidated Statements of Cash Flows

	Year ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,086,052)	$(459,704)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and write-off of property, plant and equipment	60,838	42,018
Imputed interest contributed as additional paid in capital	175,610	123,898
Expenses paid directly through related party advances	799,164	162,008
Change in assets and liabilities
Prepayment	(76,892)	-
Other receivable and deposits	5,084	56,236
Accounts Payable and accrued liabilities	(108,108)	96,389
Deferred rent expenses	-	(8,333)
Net cash provided by (used in) operating activities	(230,356)	12,512

CASH FLOWS FROM INVESTING ACTIVITIES
Receipt of trading advance	-	192,245
Concession acquisition costs	(124,113)	(229,367)
Purchase of plant and equipment	(13,597)	(968)
Net cash used in investing activities	(137,710)	(38,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Series A preferred stock	8,878	57,673
Dividend on Series A Preferred Stock	(6,097)	-
Advances received from related parties	388,203	257,672
Repayments of related party advances	(15,044)	(281,782)
Net cash provided by (used in) financing activities	375,940	33,563

Effects on changes in foreign exchange rate	(4,730)	1,235

Net change in cash and cash equivalents	3,144	9,220
Cash and cash equivalents - beginning of period	19,072	9,852
Cash and cash equivalents - end of period	$22,216	$19,072

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of stock payable to preferred stock of subsidiary	$58,630	$-
Assets and liabilities paid directly by related party advance	$84,921	$-
Common stock issued for acquisition of SBS	$720,802	$-
Property, plant and equipment paid for directly by related party	$-	$1,860

The accompanying notes are an integral part of these financial statements.

NAMI Corp.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

June 30, 2019

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

SBS Mining Corp. Malaysia Sdn. Bhd., is a Malaysian corporation whose primary business is mining, exploration and trading of certain mineral ores and properties located in Malaysia. During fiscal 2017 the Company commenced revenue generating operations as a result of its mineral trading business. Essentially all of the Company’s property, plant and equipment assets are held in Malaysia. The functional currency of the Company is the Malaysian Ringgit (MYR).

Fiscal Year

The Company’s fiscal year end is June 30.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and are presented in U.S. dollars.

The amounts shown in these financial statements for periods prior to July 4, 2018 are those of SBS. For the period from July 5, 2018 through June 30, 2019, the amounts shown in these financial statements are the consolidated results of the Company including its wholly owned subsidiary, SBS.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary SBS Mining Corp. Malaysia Sdn. Bhd. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company has one critical estimate regarding projected future results from sea sand mining operations to support the value of the concession acquisition costs. Actual results when ultimately realized could differ from these estimates.

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

To date, all of the revenue recognized by the Company has been derived from transactions with related parties. In addition, all of the revenue recognized with those related parties has been based on verbal conditions. To date the Company has not entered into a formal written agreement for its commissions earned on the trading of unwashed bauxite ore. The Company has determined that in recording its revenue through June 30, 2019, that the selling price and other conditions derived from its transactions with related parties were not fixed and determinable until those trading commissions were paid to the Company by its related party. Because of this, through June 30, 2019, the Company has recorded its trading commissions earned with Sincere Pacific Mining (M) Sdn. Bhd. (“Sincere”) on the cash basis. In the future, should the Company enter into formal agreements, the recognition method may change.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2019, and 2018, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to MYR 250,000 (approximately US$60,000). From time to time the Company’s account balances may exceed that limit.

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

Exploration Expenditures

Exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects and prospecting activities are charged to expense as incurred. Exploration expenses in the year ended June 30, 2019 and 2018 were $nil and $nil (see Note 9).

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the year ended June 30, 2019 and 2018, there was impairment of long-lived assets of $nil and $nil, respectively.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of June 30, 2019, there were approximately 45,724 potentially diluted common shares outstanding and as of June 30, 2018, there were no stock options or stock awards, or other convertible securities that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

Recently issued accounting pronouncements

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2019. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s financial statements.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2019, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Note 2 – Going Concern

For the year ended June 30, 2019, the Company reported a net loss of $1,086,052. In addition, as of June 30, 2019, the Company had a working capital deficit of approximately $3.4 million with cash on hand less than $23,000. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2020 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 (see Note 9). The Company initiated a private placement of preference shares in order to meet its upcoming needs. The Company has received approximately $70,000 in relation to the preference shares and the subscription period closed on February 28, 2019. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Note 4 – Plant and Equipment

	June 30,	June 30,
	2019	2018
Cost
Motor Vehicles	$15,725	$16,123
Office equipment	25,753	9,885
Computers and software	13,671	14,016
Tools and equipment	513	526
Furniture and Fixture	37,579	38,528
	93,241	79,078
Accumulated Depreciation	(70,193)	(59,353)
Plant and Equipment, Net	$23,048	$19,725

Depreciation for the year ended June 30, 2019, and 2018 was $9,770 and $22,469, respectively.

During the year ended June 30, 2019 and 2018, the Company recorded $0 and $19,549 as an impairment of fixed assets, respectively.

Note 5 – Other receivable and deposits

	June 30,	June 30,
	2019	2018

Sundry receivables	$19,136	$1,721
Other receivable	605	-
Deposits, including utility, security deposits	436	1,612
	$20,177	$3,333

Note 6 – Related party advances and expenses

Advances from related parties:

	June 30,	June 30,
	2019	2018

Advances from SBS Directors	$1,027,953	$1,066,278
Advances from related party	1,795,964	189,795
Advances from holding company	721,846	740,091
Total	$3,545,763	$1,996,164

During the year ended June 30, 2019 and 2018, the Company received advances from a director of $388,203 and $257,672 and repaid advances from a director of $15,044 and $281,782, respectively.

During the year ended June 30, 2019 and 2018, the Company was advanced $799,164 and $162,008, respectively, for payment of expenses directly to vendors by related parties.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $175,610 during the year ended June 30, 2019, and has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $123,898 during the year ended June 30, 2018.

On July 4, 2018, related party liabilities were acquired (see Note 10).

Concentration of Risk

To date the Company has been reliant on funding from related parties as the Company does not have the current existing capital resources to execute its business plan.

Note 7 – Commitments and Contingencies

Office Leases

On July 25, 2016 and September 15, 2016 respectively the Company entered into lease agreements for two individual corporate offices at Tower 1, Avenue 3, The Horizon, Bangsar South City, Kuala Lumpur, Malaysia 59200. The leased premises occupy a total of 5,652 square feet on level 1 and 5,773 square feet on level 5, and each allowed for one-month free rent in order to renovate and occupy the space.

Under the terms of the lease(s) the Company was to pay monthly rent of $7,242 USD (RM$31,086) for Level 1 and $7,397 USD (RM$31,752) for Level 5, and was to be responsible for all monthly utilities.

During the year ended June 30, 2019, and 2018, the Company expensed $25,967 and $186,132 with respect to its rental and leasing obligations. During the year ended June 30, 2018, the Company terminated all of its outstanding lease obligations. All deposits under the office leases were forfeited to the landlord as required under the leases upon early termination.

Other Matters

On 1 July, the Company entered into a corporate services agreement (the “Corporate Services Agreement”) with Nami Development Capital Sdn. Bhd. (“NDC”). Pursuant to the terms of the Corporate Services Agreement, NDC will provide general corporate and administrative services, including, but not limited to, accounting and payroll services and human resources support, to the Company and SBS. The Company and SBS will each pay a monthly retainer and reimburse the out-of-pocket expenses reasonably incurred by NDC in connection with the provision of these services as compensation to NDC. Additionally, the Company and SBS will each reimburse NDC for any service taxes, as well as any other taxes, incurred in connection with NDC’s carrying out this Corporate Services Agreement. Either party may terminate the Corporate Services Agreement upon 90 days’ written notice, provided that the non-terminating party reserves the right to negotiate for a longer period in order to effect an orderly transition.

Prior to Q2 2019, the Company and NDC were determined to be related parties by virtue of their relationships with Mr. Lew Sze How and Mr. MW Jason Chan. Messrs. Lew and Chan were directors and shareholders of NDC while serving as officers of the Company. However, on May 30, 2019, Messrs. Lew and Chan resigned as directors of NDC; and on June 14, 2019, they ceased to be shareholders of NDC. Messrs. Lew and Chan remain officers of the Company. Accordingly, the Company and NDC are no longer related parties.

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

Potential Acquisition

On January 17, 2019, Nami entered into a Letter of Intent with Pembinaan Kaya Hebat Sdn Bhd, a Malaysian corporation engaged in granite mining business (“PKH”) for the acquisition by NAMI of up to one hundred percent (100%) of the issued and outstanding capital stock of PKH with consideration at a purchase price at fair market value (the “Acquisition”). The completion of the Acquisition is subject to various conditions precedent, including but not limited to negotiating and execution a form of purchase agreement that is acceptable to both parties, approval of the financial statements of both parties, and fair market valuation of PKH which is not probable as of the date of these financial statements. In the event that Nami is able to complete the Acquisition, it intends to operate PKH as its wholly owned subsidiary or a majority-owned subsidiary.

Note 8 – Share Capital

Common Stock

The Company’s capitalization is 5,000,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of June 30, 2019, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

On June 30, 2019 and 2018, the Company had 1,426,927,346 and 706,125,000, respectively, common shares issued and outstanding.

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

In August 2018, the Company received approximately $8,878 (MYR 40,000) in a second subscription of its 12% redeemable cumulative preference shares (see below).

The preferred share subscription offering was closed on February 28, 2019.

Instruments Convertible into Common or Preferred Shares

During the year ended June 30, 2019, the SBS had 280,000 shares of preferred stock convertible into 45,724 common shares.

Stock Payable

In the period ended June 30, 2018, the SBS was in discussion with certain investors for a private offering of a new class of preferred equity. Prior to the subscription for this new preferred equity, one investor advanced the Company $59,530 (MYR 240,000). In August 2018, the Company received a signed subscription from the preference share private placement for the amount tendered and converted the payable to the preferred equity at the time of receipt of the signed subscription in the first quarter of Fiscal 2019.

Note 9 – Sea Sand Mining Project

On August 30, 2017, SBS entered into an irrevocable right of use (“IRU”) agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby SBS was given exclusive rights to operate mining and extraction activities on the designated area (1,113 square kilometers outside the waters of the state of Terengganu, Malaysia, subject to certain terms and conditions therein) and manage all matters relating to the operations. The Company currently estimates that the acreage available under the IRU will provide approximately 5 years of sustained mining operations. As part of the IRU, the Company is responsible for all permitting costs (both for mining operation and for the right to sell the mined sand internationally) at both the state and federal levels of all applicable ministries and departments in Malaysia. As compensation for the IRU, the Company is obligated to remit to JHW on a quarterly basis, 25% of the profits from the mining activities, as defined within the agreement. The Company submitted the required environmental and engineering assessments as part of the permitting process for approximately 383 square kilometres, and in January 2019, JHW was issued by the government of Malaysia the first set of permits necessary to commence sea sand mining operations. The final approved area was 20.48km² within the jurisdiction of the state of Terengganu, Malaysia (the “Area”). The Company is expecting to receive approval for the exporting rights prior to the end of 2019. The Company is required to prepay MYR 500,000 of future royalty amounts due under the agreement with JHW, of which SBS funded MYR 250,000 (approximately $60,000) as of June 30, 2019.

As of June 30, 2019, SBS has capitalized $354,794 (MYR 1,466,541) of concession acquisition costs associated with the permit applications for the project and recorded $51,068 of amortization expense, resulting in a net balance of $303,726. SBS is amortizing the costs over the three year life of the mining permit issued.

Note 10 – Nami Corp. Acquisition of SBS

On July 4, 2018, Nami Corp. entered into a Share Exchange Agreement with SBS, and GMCI Corp, the shareholder of SBS, pursuant to which on closing date of July 12, 2018 we acquired all of the outstanding shares of SBS Shares from GMCI in exchange for an issuance of 720,802,346 shares of our common stock. We closed the Share Exchange transaction on July 12, 2018.

The asset and liabilities of Nami Corp. at the date of acquisition were as follows:

ASSETS
Current Assets
Prepaid expenses and deposits	$5,553
Total Current Assets	5,553

TOTAL ASSETS	$5,553

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$85,165
Due to related parties	346,781
Total Current Liabilities	431,946

Note 11 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since their inceptions, the Company and its wholly owned subsidiary incurred net losses and, therefore, have no tax liability, as the Company has recorded a valuation allowance fully covering all net deferred tax assets for itself and SBS for all periods presented. The cumulative net operating loss carry-forward in the US is approximately $1 million and approximately $1.6 million in Malaysia at June 30, 2019 and 2018 respectively and will begin to expire in the year 2033 in the US and 2034 in Malaysia.

Net deferred tax assets were made up of the following items as of June 30:

	2019	2018
Deferred tax assets:
Impairment of related party receivables	90,300	105,600
Depreciation of Property, Plant and Equipment	5,700	7,000
Other	22,200	15,000
Net operating loss carryforwards	610,000	353,000
Total long-term deferred tax asset	728,200	480,600
Deferred tax liabilities:
Related party liabilities	(25,300)	(29,800)
Concession acquisition costs	(63,800)	(56,800)
Total deferred tax liabilities	(89,100)	(86,600)
Valuation Allowance	(639,100)	(394,000)

Total Net Deferred Tax Assets	-	-

The difference from the reported income tax benefit to that expected from the loss from operations computed using the Malay statutory federal income tax rate of 21% in Fiscal 2019 and 24% in Fiscal 2018 is as follows for June 30:

	2019	2018

Expected income tax benefit	(228,100)	(110,300)
Permanent timing differences	7,900	39,900
Other	(17,100)	22,600
Difference in tax rates between US and Malaysia	(7,800)
Valuation allowance	(245,100)	47,800

Reported income tax expense (benefit)	-	-

Note 12 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the year ended June 30, 2019 and 2018:

Year Ended June 30, 2019	USA	Malaysia	Total
Revenue	$-	$-	$-
Depreciation, depletion, amortization and impairment	-	(60,838)	(60,838)
General and administrative expenses including related party	(789,728)	(62,859)	(852,587)
Other income (expenses)	(36,242)	(136,385)	(172,627)
Net loss	$(825,970)	$(260,082)	$(1,086,052)

Year Ended June 30, 2018	USA	Malaysia	Total
Revenue	$-	$51,534	$51,534
Depreciation, depletion, amortization and impairment	-	(42,018)	(42,018)
General and administrative expenses	-	(345,322)	(345,322)
Other income (expenses)	-	(123,898)	(123,898)
Net loss	$-	$(459,704)	$(459,704)

The following table shows assets information by geographic segment at June 30, 2019 and 2018:

As of June 30, 2019	USA	Malaysia	Total
Current assets	$40,000	$102,874	$142,874
Concession acquisition costs	-	303,726	303,726
Other asset	-	-	-
Property and equipment, net	-	23,048	23,048
Total assets	$40,000	$429,648	$469,648

As of June 30, 2018	USA	Malaysia	Total
Current assets	$-	$22,840	$22,840
Concession acquisition costs	-	236,749	236,749
Property and equipment, net	-	19,725	19,725
Total assets	$-	$279,314	$279,314

Note 13 – Subsequent events

On September 6, 2019, SBS Mining Corp. Malaysia Sdn. Bhd. (“SBS”), a wholly owned subsidiary of NAMI Corp. (the “Group”), entered into a mining agreement with Wan Ismail bin Wan Ahmad (the “Donor”) pursuant to which the Donor granted to SBS the sole and exclusive rights to mine for river sand and other materials from a 1.9040 hectare (4.7 acre) plot of land located at Kampung Tiram, district of Kuala Kuantan, Kuantan, Malaysia (the “Concession”) for which the Donor had received a lease license from the State Government of Pahang. SBS shall pay the Donor a fixed monthly rate for the sole and exclusive rights to mine the Concession.

With the grant of the sole and exclusive rights of the aforementioned mining Concession for river sand, the Group expands its current business portfolio to river sand mining and trading. Meanwhile, the Group plans to continue acquiring strategic mining concessions to enhance its river sand mining division.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, we concluded that the Company’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures, which are identified below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The material weaknesses in our disclosure control procedures are as follows:

1. Lack of resources provided to the accounting and reporting function under U.S. GAAP. The Company utilizes a third-party independent contractor for the work required to convert our financial statements for SBS from local Malaysia GAAP into U.S. GAAP and for preparation of its U.S. GAAP consolidated financial statements. There are certain challenges faced in providing sufficient resources in terms of time and access to allow the contractor to properly record all of the adjustments necessary on a timely basis to conform our reporting to U.S. GAAP standards.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected.

As of June 30, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of June 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of June 30, 2019, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of June 30, 2019 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our Board of Directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turnover issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Prior to Q2 2019, the Company and NDC were determined to be related parties by virtue of their relationships with Mr. Lew Sze How and Mr. M.W. “Jason” Chan. Messrs. Lew and Chan were directors and shareholders of NDC while serving as officers of the Company. However, on May 30, 2019, Messrs. Lew and Chan resigned as directors of NDC; and on June 14, 2019, they ceased to be shareholders of NDC. Messrs. Lew and Chan remain officers of the Company. Accordingly, the Company and NDC are no longer related parties.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Prior to October 31, 2016, our Board of Directors of the Company consisted of Mr. Bunloet Srihanorm as sole director. Effective December 13, 2016, the Board appointed Mr. Ong Tee Keat as Chairman of the Board of Directors; and Mr. Bunloet Srihanorm resigned as sole director from the Company. On June 22, 2017, the Board expanded the Board from one (1) member to three (3) members. In connection with this expansion, the Board appointed Nik Ismail bin Nik Yusoff and Abdul Aziz bin Haji Jaafar as members of the Board. On August 23, 2017, the Board expanded the Board from three (3) members to four (4) members. In connection with this expansion, the Board appointed Soh Ooi Tech as a member of the Board.

In addition, effective December 13, 2016, the Board appointed Mr. Ong Tee Keat as CEO, Secretary, and Treasurer. On July 1, 2017, Mr. Ong Keat Tee resigned from his position as Treasurer and Chief Financial Officer. On the same day, the Board appointed Mr. Lew Sze How as the Company’s Chief Financial Officer.

On July 4, 2018, the Board appointed Mr. Lok Khing Ming as Executive Director and Secretary of the Company. Mr. Ong Tee Keat resigned from his position as Chief Executive Officer and Secretary, and the Board appointed Mr. Calvin Chin as Chief Executive Officer, Ms. Chantel Chan as Chief Operation Officer of Compliance, Mr. S.N. Loh as Chief Operation Officer of Operations, Mr. Lew Sze How as Chief Financial Officer of Compliance, and Mr. M.W. “Jason” Chan as Chief Financial Officer of Operations effective as of July 4, 2018.

On August 26, 2019, Mr. Soh Ooi Tech resigned from his position as a member of the Board.

The following table sets forth the name, age, and position of such officers. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.

Name	Age	Position(s)
Ong Tee Keat	63	Chairman of the Board of Directors
Nik Ismail bin Nik Yusoff	72	Independent Non-Executive Director
Abdul Aziz bin Haji Jaafar	63	Independent Non-Executive Director
Lok Khing Ming	50	Executive Director and Secretary
Calvin Chin	43	Chief Executive Officer
Chantel Chan	59	Chief Operation Officer of Compliance
S.N. Loh	46	Chief Operation Officer of Operations
Lew Sze How	44	Chief Financial Officer of Compliance
M.W. “Jason” Chan	45	Chief Financial Officer of Operations

Business Experience

Ong Tee Keat, Chairman of the Board of Directors

Mr. Ong Tee Keat holds a Bachelor of Engineering (BE) in Mechanical Engineering from University of Malaya in 1981. Mr. Ong spent the early part of his professional career in the private sector as an Engineer. He joined Wagon Engineering Sdn Bhd as a Mechanical Engineer in 1981; William Jacks Sdn Bhd, Malaysia as a Sales Engineer in 1983; and Transtrade (M) Sdn Bhd, Malaysia as a Sales Manager in 1984. In 1985, he was a Senior Engineer and Marketing Manager for Wagon Engineering Sdn Bhd.

Mr. Ong served as a Political Secretary to Minister in Malaysia Federal Cabinet from 1986 to 1990; a Member of Parliament for Ampang Jaya, Malaysia from 1989 to 2004; a Member of Parliament for Pandan, Malaysia from 2004 to 2013; a Deputy Speaker of the House of Representatives, Parliament of Malaysia from 1990 to 1999; a Deputy Minister for Youth & Sports, Malaysia from 1999 to 2006; a Deputy Minister for Higher Education, Malaysia from 2006 to 2008; and a Minister for Transport, Malaysia from 2008 to 2010.

Mr. Ong was also a columnist for Chinese daily Sin Chew Jit Poh, with articles running from 1979 to 1986.

With Mr. Ong at the helm, his vast technical and business acumen drives the Company’s overall direction, business and value.

Nik Ismail bin Nik Yusoff, Executive Director

Mr. Nik Ismail bin Nik Yusoff was appointed as Chairman of the Board of Directors for AT Systematization Berhad on May 24, 2015 and continues to hold that position. From 2001 to 2013, Mr. Nik was a Member of the Board of Directors of Malaysian AE Models Holdings Berhad, an investment holding company, which engages in designing, manufacturing, installing, and marketing material handling and conveyor systems and parties primarily to the automation industry in Malaysia.

Abdul Aziz bin Haji Jaafar, Executive Director

Mr. Abdul Aziz bin Haji Jaafar is currently a member of the Board of Directors of Malacca Economic Council (MAPEN), located in Malaysia. From 2013 to 2015, Mr. Abdul served on the Board of Trustees for the Malaysian Institute of Defense and Security (MiDAS), a Malaysian company located in Kuala Lumpur that is a professional research institution on issues of defense and security. From 2010 to 2012 ,he served as the Chairman for Armed Forces Welfare, Social and Sports Club (KSSKA). From 2008 to 2015, Mr. Abdul Aziz served as a member of the Board of the Malaysian Defense Council, located in Kuala Lumpur, which ensures coordinated and orderly development of the defense industry section in Malaysia. From 2008 to 2015, he served as the Vice President of Armed Forces Cooperatives (Koperasi Tentera), a financial institution located in Kuala Lumpur, Malaysia. From 2008 to 2015, Mr. Abdul served as a member of the Board of SME Ordnance (SMEO) Sdn Bhd., a Malaysian defense company located in Batu Arang. From 2008 to 2015 he served as a member of the Board of Boustead Naval Shipyard (BNS) Sdn Bhd., a Malaysian company located in Perak, which builds various types of naval and commercial vessels and provides extensive depot level maintenance services.

Lok Khing Ming, Executive Director and Secretary

Mr. Lok Khing Ming served as the Chief Executive Officer, President, Treasurer and sole director of GMCI Corp from December 2014 until October 2016. He has subsequently resigned from his office positions and was appointed as the Chairman of the Board of GMCI Corp in October 2016. Mr. Lok was previously the managing director of SBS. Mr. Lok’s responsibilities include leading the exploration for mining opportunities in and around Malaysia, developing business strategies and implementing the Company’s marketing plan. From 2007 to 2010, Mr. Lok was the General Manager of Asia East Coast Mining Sdn. Bhd., a company engaged in gold mining.

In November 1991, Mr. Lok earned a Diploma in Electronic Engineering from the Federal Institute of Technology, Malaysia.

Calvin Chin, Chief Executive Officer

Mr. Calvin Chin served as the Chief Financial Officer of GMCI Corp since October 2015 and was subsequently re-appointed as the Chief Executive Officer of GMCI Corp from October 2016 until July 2018. Mr. Chin was the Head of Finance for HCM-Hygenic Corporation (M) Sdn. Bhd. (a subsidiary of US multinational corporation located in Batu Gajah, Perak, Malaysia) from July 2004 to October 2015. Mr. Chin’s duties included leading and emerging the finance team and assisting the managing director in management of the daily business operations. Mr. Chin, acting as one of the local directors for the Malaysian entity, sat on the Board of Directors as part of a decision maker for the Malaysian business entity. Mr. Chin reported directly to the CFO based in the Unites States on the financial position of the Malaysian entity.

Mr. Chin was a lead auditor with Ernst & Young, Malaysia from 2000 to 2004 and has auditing experience in specializing in the manufacturing, retailing, plantation and property development industries.

Mr. Chin earned a professional degree from the Association of Certified Chartered Accountants (“ACCA”) in the UK.

Chantel Chan, Chief Operation Officer of Compliance

With 32 years of extensive experience in various industries and a determination to improve everything around her, Ms. Chantel Chan brings a laser-focused and strategy-focused approach along with the expertise to oversee the strategic development, expansion and growth of NAMI Corp.’s businesses.

Ms. Chan was the General Manager responsible for sales and marketing, IT software development, local/off-shore data conversion, facilities data collection, digital mapping and street directory and business development and planning for Rimman International Sdn. Bhd., a company providing services related to computer mapping, facilities management for the telecommunication and utilities industry in Malaysia and international market.

Ms. Chan joined Zija International (a multinational corporation in Utah, USA) as a Marketing and Business Consultant from 2013 to 2015, responsible in reviewing all aspects of marketing for the southeast Asia region, assisting in opening up new markets in the southeast Asia region pertaining to products and license application and assisting in the area of logistics in the southeast Asia region. She also oversaw the implementation of corporate policies, procedures and programs in the southeast Asia region. Ms. Chan ensured that Zija and its distributors conducted business in compliance with applicable regulatory laws to secure Zija’s future as a legacy company.

Between 1999 to 2012, she was a Director/Chief Operating Officer of Borderless Marketing Group Sdn Bhd, involving IT project management and operation for supporting clients in the southeast Asia region. She was also appointed as an advisory council member for Agel Enterprises (a multinational corporation in Utah, USA) for Malaysia and the Indonesia market.

In 1984, Ms. Chan graduated from the University of Toronto, Canada with a Bachelor of Science in Computer Science and Actuarial Science.

S.N. Loh, Chief Operating Officer of Operations

Mr. S.N. Loh served as the Chief Operating Officer of GMCI Corp from October 2016 to July 2018. From April 2012 to October 2015, Mr. Loh was the General Manager responsible for marketing, sales, business development and planning for WRP Asia Pacific Sdn. Bhd., a medical glove manufacturing company located in Malaysia. From August 2009 to March 2012, Mr. Loh was the Operations Director, responsible for factory operations, for Vinh Chanh Co. Ltd., a biomass fuel supplier in Vietnam.

Lew Sze How, Chief Financial Officer of Compliance

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

Mr. Lew is a Chartered Accountant (CA) of the Malaysian Institute of Accountants (MIA) since 2002, and a Fellow Member of the Association of Chartered Certified Accountants (FCCA), UK since 2007. In February 2013, Mr. Lew received admission as a Professional Member-Institute of Internal Auditors Malaysia. On September 20, 2015, Mr. Lew received a degree from AsiaEUniversity for Executive Master of Business Administration (Entrepreneurial Management). On March 17, 2016, Mr. Lew became a member of Chartered Tax Institute of Malaysia.

M.W. “Jason” Chan, Chief Financial Officer of– Operations

Mr. M.W. “Jason” Chan served as the Chief Financial Officer of GMCI Corp from October 2016 to July 2018. From August 2010 to September 2016, Mr. Chan was a Director of Transaction Reporting for Baker Tilly Monteiro Heng, an accounting and audit firm located in Kuala Lumpur, managing a portfolio of audit clients with divergent operations and special reporting assignments such as reporting accountants for initial public offerings, due diligence audits, restructuring and reverse takeovers as well as private debts security schemes.

Mr. Chan was a lead auditor with Ernst & Young, Malaysia from 1997 to 2008 and KPMG Ho Chi Minh from 2009 to 2010. During his career, he managed the portfolio of audit clients with divergent operations, including manufacturing and trading, retailing, property development and construction, oil and gas, hotels, leisure, and foods and beverages.

Mr. Chan obtained his professional qualification from ACCA, UK in 2005. He is also a member of the Malaysian Institute of Accountants (MIA) since 2006.

Significant Employees

The Company does not, at present, have any employees other than the current executive officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current executive officers and directors.

On July 1, 2019, the Company effectively entered into a corporate services agreement (the “Corporate Services Agreement”) with Nami Development Capital Sdn. Bhd. (“NDC”). Pursuant to the terms of the Corporate Services Agreement, NDC will provide general corporate and administrative services, including, but not limited to, accounting and payroll services and human resources support, to the Company and SBS. The Company and SBS will each pay a monthly retainer and reimburse the out-of-pocket expenses reasonably incurred by NDC in connection with the provision of these services as compensation to NDC. Additionally, the Company and SBS will each reimburse NDC for any service taxes, as well as any other taxes, incurred in connection with NDC’s carrying out this Corporate Services Agreement. Either party may terminate the Corporate Services Agreement upon 90 days’ written notice, provided that the non-terminating party reserves the right to negotiate for a longer period in order to effect an orderly transition.

Prior to Q2 2019, the Company and NDC were determined to be related parties by virtue of their relationships with Mr. Lew Sze How and Mr. M.W. “Jason” Chan. Messrs. Lew and Chan were directors and shareholders of NDC while serving as officers of the Company. However, on May 30, 2019, Messrs. Lew and Chan resigned as directors of NDC; and on June 14, 2019, they ceased to be shareholders of NDC. Messrs. Lew and Chan remain officers of the Company. Accordingly, the Company and NDC are no longer related parties.

Family Relationships

There are no family relationships among the directors and executive officers of the Company.

Code of Ethics

We have adopted a Code of Ethics and Insider Trading Policy for our principal executive and financial officers.

Board of Directors

Our Board of Directors currently consists of four members. Our bylaws permit our Board to establish by resolution the authorized number of directors, and five directors are currently authorized.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us by our officers and directors, we believe that the Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner during the fiscal year ended June 30, 2019, except that (i) a Form 3 filing for each of Messrs. Chan, Chin, Loh, Lok, and Ong and Ms. Chan was filed late, (ii) a Form 3 filing for Mr. Lok was not filed, (iii) a Form 4 filing for Mr. Ong relating to two transactions was filed late, and (iv) a Form 5 filing for each of Messrs. Abdul, and Nik relating to one transaction was filed late; (v) a Form 5 filing for Soh after he resigned as director from the Company was filed late.

Involvement in Certain Legal Proceedings

Over the past ten years, none of our directors or executive officers has been: (i) involved in any petition under Federal bankruptcy laws or any state insolvency law; (ii) convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from (a) acting as a future’s commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, (b) engaging in any type of business practice, or (c) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; (iv) subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in (iii)(a); (v) found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; (vi) found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated; (vii) subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (x) any Federal or State securities or commodities law or regulation, (y) any law or regulation respecting financial institutions or insurance companies, or (z) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (viii) the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Committees of our Board of Directors

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee. Until these committees are established, these decisions will continue to be made by our Board of Directors. Although our Board of Directors has not established any minimum qualifications for director candidates, when considering potential director candidates, our Board of Directors considers the candidate’s character, judgment, skills and experience in the context of the needs of our Company and our Board of Directors.

Nominating Committee. We have not established a Nominating Committee because of our limited operations; we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee. We do not have an Audit Committee. The Company’s Board performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth in U.S. dollars information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers for services rendered in all capacities for the fiscal years ended 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nami Corp.
Calvin Chin	2019	$—	$—	—	—	—	—	$—	$—
Chief Executive Officer	2018	$—	$—	—	—	—	—	$—	$—

Chantel Chan	2019	$—	$—	—	—	—	—	$—	$—
Chief Operating Officer of Compliance	2018	$—	$—	—	—	—	—	$—	$—

S.N. Loh	2019	$—	$—	—	—	—	—	$—	$—
Chief Operating Officer of Operation	2018	$—	$—	—	—	—	—	$—	$—

Lew Sze How	2019	$—	$—	—	—	—	—	$—	$—
Chief Financial Officer of Compliance	2018	$—	$—	—	—	—	—	$—	$—

M.W. “Jason” Chan	2019	$—	$—	—	—	—	—	$—	$—
Chief Financial Officer of Operation	2018	$—	$—	—	—	—	—	$—	$—

Lok Khing Ming	2019	$—	$—	—	—	—	—	$—	$—
Executive Director and Secretary	2018	$—	$—	—	—	—	—	$—	$—

Ong Tee Keat	2019	$—	$—	—	—	—	—	$—	$—
Chief Executive Officer and Secretary (1)	2018	$—	$—	—	—	—	—	$—	$—

SBS
Lok Khing Ming (2)	2019	$—	$—	—	—	—	—	$—	$—
	2018	$—	$—	—	—	—	—	$—	$—

Liew Chin Loong (3)	2019	$—	$—	—	—	—	—	$—	$—
	2018	$—	$—	—	—	—	—	$—	$—

____________

(1)	On July 4, 2018, Mr. Ong Tee Keat resigned from his position as Chief Executive Officer and Secretary.
(2)	Mr. Lok Khing Ming was appointed director and officer of SBS on September 27, 2013. Compensation above includes all compensation received by Mr. Lok in the respective fiscal periods.
(3)	Mr. Liew Chin Loong was appointed director and officer of SBS on August 14, 2008. Compensation above includes all compensation received by Mr. Liew in the respective fiscal periods.

Employment Agreements

The Company does not have any employment agreements with any of its directors or executive officers.

Grants of Plan-Based Awards

During the fiscal years ended 2019 and 2018, there were no grants of plan-based awards to our named executive officers.

Option Exercises and Stock Vested

During the fiscal years ended 2019 and 2018, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including options, restricted stock or other equity incentives during the fiscal year ended 2019 and 2018. There are currently no outstanding awards as of June 30, 2019.

Compensation of Directors

Our Company’s directors currently do not receive any cash compensation for service on our Company’s Board of Directors or any committee thereof, but they may be reimbursed for certain expenses in connection with attendance at meetings of our Company’s Board and committees thereof.

Limitation of Liability and Indemnification Matters

Our Company’s articles of incorporation contain provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Nevada law.

Our articles of incorporation and bylaws authorize our Company to provide indemnification to our directors and officers and persons who are or were serving at our request as a director, officer, manager or trustee of another corporation or of a partnership, limited liability company, joint venture, trust or other enterprise to the fullest extent permitted by Nevada law.

Our Company has not entered into any indemnification agreement with any of its directors or officers.

No pending litigation or proceeding involving a director, officer, employee or other agent of our Company currently exists as to which indemnification is being sought. We are not aware of any threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent of our Company.

We anticipate obtaining director and officer liability insurance with respect to possible director and officer liabilities arising out of certain matters, including matters arising under the Securities Act. See “Disclosure of SEC Position on Indemnification for Securities Act Liabilities.”

Disclosure of SEC Position on Indemnification for Securities Act Liabilities

Section 78.7502 of the Nevada Revised Statutes provides that directors and officers of Nevada corporations may, under certain circumstances, be indemnified against expenses (including attorneys’ fees) and other liabilities actually and reasonably incurred by them as a result of any suit brought against them in their capacity as a director or officer, if they acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. Section 78.7502 of the Nevada Revised Statutes also provides that directors and officers of a Nevada corporation also may be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by them in connection with a derivative suit if they acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if such person was adjudged liable to the corporation.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the directors, officers or persons controlling the registrant pursuant to the foregoing provisions, the registrant has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

In the event that a claim for indemnification against such liabilities (other than the payment by our Company of expenses incurred or paid by such director, officer or controlling person of our company in the successful defense of any action, suit or proceeding) is asserted by any director, officer or controlling person of our Company in connection with the securities being registered in the registration statement of which this prospectus is a part, the registrant will, unless in the opinion of counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by our company is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of June 30, 2019, by (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) each executive officer and director of the Company, and (iii) all of the Company’s executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Named Directors and Executive Officers
Ong Tee Keat (3)	614,499,784	43.06%
Nik Ismail bin Nik Yusoff (4)	1,500,000	0.105%
Abdul Aziz bin Abdul Jaafar (4)	1,500,000	0.105%
Lok Khing Ming (5)	73,144,745	5.13%
Calvin Chin	-	-
M.W. “Jason” Chan	-	-
S.N. Loh	-	-
Chantel Chan	-	-
Lew Sze How	-	-
Directors and Executive Officers as a Group	690,644,529	48.40%

5% Shareholders
Ong Tee Keat (3)	614,499,784	43.06%
Lok Khing Ming (5)	73,144,745	5.13%
My Premier Trustee (Malaysia) Berhad	182,159,951	12.77%
LYF & Son Realty Sdn. Bhd. (6)	375,000,000	26.28%
Liew Chin Loong	75,000,000	5.26%

All 5%+ Shareholders as a Group	1,319,804,480	92.49%

__________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2019. As of June 30, 2019, there were 1,426,927,346 shares of our Company’s Common Stock issued and outstanding.

(2)	Based on 1,426,927,346 shares of Common Stock issued and outstanding as of June 30 ,2019.

(3)

Effective December 13, 2016, Mr. Ong was appointed Chairman of the Board and Chief Executive Officer of the Company. As of August 28, 2018, included in his 617,562,784 shares are 33,500,000 shares in his name personally, and in three separate trusts held by professional fiduciaries for the sole benefit of Mr. Ong: (1) 80,641,369 shares held by Fidserv Limited (“Fidserv”); (2) 164,427,652 shares held by Global Asset Trustee (Malaysia) Berhad (“GATB”); and (3) 338,993,763 shares held by Global Fiduciary Services Limited Central (“GFS”) (collectively, the “Ong Trusts”). Among the Ong Trusts, Fidserv owns a total of 82,687,500 shares of which 2,046,131 shares are held by 82 subscribers (“Subscribers”) who purchased certificates of trust (the “Certificates of Trust”) from Mr. Ong through a series of arm’s length transactions. GATB owns a total of 192,937,500 shares of which 28,509,848 shares are held by 1,199 Subscribers who purchased Certificate of Trust from the trust. GFS owns a total of 391,750,000 shares of which 52,756,237 shares are held by 1,755 Subscribers who purchased Certificate of Trust from Mr. Ong. The Subscribers will become the beneficial owners once they surrender their Certificates of Trust to their respective Ong Trust in exchange for their pro rata shares held on their behalf. None of the Subscribers is a U.S. person or owns more than 5% of the outstanding common stock of the Company. The following table illustrates the ownership of the Ong Trusts:

Owner	Fidserv	GATB	GFS
Total Number of Shares held in Trust	82,687,500	192,937,500	391,750,000
Total Number of Shares held in trust for Mr. Ong	80,641,369	164,364,652	338,993,763
Total Number of Shares held in trust for Subscribers	2,046,131	28,509,848	52,756,237
Total Number of Subscribers in each Trust	82	1,199	1,755

On October 29, 2018, the Fidserv professional trustees transferred 80,641,369 shares of NAMI common stock held by Fidserv for the sole benefit of Mr. Ong directly to Mr. Ong’s person. Currently, Fidserv holds 2,046,131 shares of NAMI common stock held in Fidservtrust for the benefit of 82 Subscribers who acquired the shares from Mr. Ong at arm’s length. Mr. Ong disclaims beneficial ownership and voting and dispositive control of the remaining 2,046,131 shares held by Fidserv in trust for the Subscribers.

On August 29, 2018, the GATB professional trustees transferred 164,364,652 shares of NAMI common stock held by GATB for sole benefit of Mr. Ong directly to Mr. Ong’s person. In addition, on October 19, 2018 GATB transferred 63,000 shares of stock held by GATB for sole benefit of Mr. Ong to third parties. Currently, GATB holds 28,509,848 shares of NAMI common stock held in trust for the benefit of 1,199 Subscribers who acquired the shares from Mr. Ong at arm’s length. Mr. Ong disclaims beneficial ownership and voting and dispositive control of the remaining 28,509,848 shares held by GATB in trust for the Subscribers.

On October 19, 2018, the GFS professional trustees transferred 338,993,763 shares of NAMI common stock held by GFS for sole benefit of Mr. Ong directly to Mr. Ong’s person. Currently, GFS holds 52,756,237 shares of NAMI common stock held in trust for the benefit of 1,755 Subscribers who acquired the shares from Mr. Ong at arm’s length. Mr. Ong disclaims beneficial ownership and voting and dispositive control of the remaining 52,756,237 shares held by GATB for the Subscribers.

(4)	Mr. Ong transferred 1,500,000 shares of our common stock each to Mr. Nik Ismail bin Nik Yusoff and Mr. Abdul Aziz bin Abdul Jaafar on October 19, 2018.

(5)

Lok Khing Ming (“Mr. Lok”), was appointed sole director of GMCI Corp effective December 12, 2014 and then appointed Chairman of GMCI Corp on October 5, 2016. Mr. Lok was appointed as executive director and secretary of NAMI Corp. on July 4, 2018. Included in the 73,144,745 shares owned by Mr. Lok are 18,534,726 shares held by My Premier Trustee (Malaysia) Berhad (the “MPT”), 19,706,516 shares held by Leamington Corporation Limited (“Leamington), 9,121,468 shares held by Legacy Fiduciary Services Limited (“Legacy”), and 25,782,035 shares held by EAS Alpha (PTC) Limited (“EAS”) for the sole benefit of Mr. Lok (collectively, the “Lok Trusts). Among the Lok Trusts, MPT owns a total of 182,159,951 shares, of which 163,625,225 shares are held by 3,087 subscribers (“Subscribers”) who purchased certificates of trust (“Certificates of Trust”) from Mr. Lok. Leamington owns a total of 20,000,000 shares, of which 293,484 shares are held by 50 Subscribers who purchased a Certificate of Trust from Mr. Lok. Legacy owns a total of 10,000,000 shares, of which 878,532 shares are held by 27 Subscribers who purchased a Certificate of Trust from Mr. Lok in a series of arm’s-length transactions. EAS owns a total of 40,000,000 shares, of which 14,217,965 shares are held by 392 Subscribers who purchased a Certificate of Trust from Mr. Lok. The Subscribers will become the beneficial owners once they surrender their Certificates of Trust to their respective Lok Trust in exchange for their pro rata shares held on their behalf. None of the Subscribers is a U.S. person or owns more than 5% of the outstanding common stock of the Company. The following table illustrates the ownership of the Lok Trusts:

Owner	MPT	Leamington	Legacy	EAS
Total Number of Shares held in Trust	182,159,951	20,000,000	10,000,000	40,000,000
Total Number of Shares held in trust for Mr. Lok	18,534,726	19,706,516	9,121,468	25,782,035
Total Number of Shares held in trust for Subscribers	163,625,225	293,484	878,532	14,217,965
Total Number of Subscribers in each Trust	3,087	50	27	392

On October 26, 2018, the EAS professional trustees transferred 25,782,035 shares of NAMI Corp. common stock held by EAS for sole benefit of Mr. Lok directly to Mr. Lok’s person. Currently, EAS holds 14,217,965 shares of NAMI common stock held in trust for the benefit of 392 Subscribers. Mr. Lok disclaims beneficial ownership and voting and dispositive control of 14,217,965 shares held by EAS for the Subscribers.

Leamington is in the process of transferring 19,706,516 shares of NAMI Corp. common stock held by Leamington for the sole benefit of Mr. Lok directly to Mr. Lok personally. When such transfer is effected, there will remain 293,484 shares of NAMI Corp. common stock held in trust for the benefit of 50 Subscribers. Upon completion of this transfer, Mr. Lok will disclaim the beneficial ownership and voting and dispositive control of the 293,484 shares held by Leamington for the Subscribers.

MPT is also in the process of transferring 18,534,726 shares of NAMI Corp. common stock held by MPT for sole benefit of Mr. Lok directly to Mr. Lok personally. When this transfer is effected, the 163,625,225 shares of NAMI Corp. common stock will remain in trust held by MPT for the benefit of 3,087 Subscribers. Upon completion of this transfer, Mr. Lok will disclaim the beneficial ownership and voting and dispositive control of the 163,625,225 shares held by MPT for the Subscribers.

Finally, Legacy is also in the process of transferring 9,121,468 shares of NAMI Corp. common stock held by in trust by Legacy for sole benefit of Mr. Lok directly to Mr. Lok personally. When this transfer is effective the 878,532 shares of NAMI Corp. common stock will remain in trust held by Legacy for the benefit of 27 Subscribers. Upon completion of this transfer, Mr. Lok will disclaim the beneficial ownership and voting and dispositive control of the 878,532 shares held by Legacy for the Subscribers.

(6)

LYF & Son Realty Sdn. Bhd (“LYFS”) owns 375,000,000 shares of NAMI Corp common stock. Of the 375,000,000 shares owned by LYFS, Dato Chin Wai Leong owns 51% of the shares of LYFS while Madam Liew Yoke Foong owns the remaining 49%. Both Dato Chin Wai Leong and Madam Liew Yoke Foong have voting and dispositive control over the shares held by LYFS. Included in LYFS’s 375,000,000 shares are 325,000,000 shares held in its name and 50,000,000 shares held by Legacy Fiduciary Services Limited for the sole benefit of LYFS.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted an Equity Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Share Exchange Agreement

On July 4, 2018, the Company entered into a Share Exchange Agreement with GMCI Corp, the sole shareholder SBS, a Malaysian corporation whose primary business is the mining and exploration of properties located in Malaysia. Pursuant to this Share Exchange Agreement, the Company acquired 600,000 shares of capital stock of SBS from GMCI in exchange for 720,802,346 restricted shares of its common stock to GMCI.

The 600,000 shares of SBS constituted all of the issued and outstanding shares of SBS and was held by GMCI. Mr. Lok Khing Ming is executive director of our Company and beneficially owned 10.15% of GMCI, or 73,165,365 shares of GMCI. Pursuant to the Share Exchange Agreement, through GMCI who disclaims beneficial ownership in favor of Mr. Lok, Mr. Lok beneficially owned 5.13%, or 73,165,365 shares of the Company’s common stock. As a result of the Share Exchange Agreement, SBS became a wholly owned subsidiary of the Company; and the Company now carries on the business of SBS as its primary business. The closing of the Share Exchange Agreement occurred on July 12, 2018.

Advance Payment on Mineral Trading – Related Party

In the fiscal year ended June 30, 2016, the Company advanced to Sincere Pacific Mining Sdn. Bhd. approximately $614,000 (RM 2,774,000) for the purpose of commencing bauxite trading and financing activities. In that same period, the Company impaired all but $186,372 (RM 800,000). During the year ended June 30, 2018, the Company received two repayments of RM 500,000 and RM 300,000, which reduced the amounts of the advance not impaired during the fiscal year ended June 30, 2016 to nil as of June 30, 2018. Should the Company, in future periods, collect further amounts under the trading program from its original advance, those amounts will be shown as income in the financial statements of the Company.

During the year ended June 30, 2018, the Company earned revenue from its bauxite trading activities and concluded shipments for an additional 60,000 tonnes of gross washed bauxite (net dry weight of 49,006 tonnes) for net commissions of $51,534 converted at agreed rates of conversion to RM of between 3.857 and 4.3021 for total proceeds of RM 210,005, after adjustment for certain offset required.

Advances from Related Parties / Related Parties Transactions

Advances from related parties:

	June 30,	June 30,
	2019	2018

Advances from SBS Directors	$1,027,953	$1,066,278
Advances from related party	1,795,964	189,795
Advances from holding company	721,846	$740,091
Total	$3,545,763	$1,996,164

During the fiscal year ended June 30, 2019 and 2018, the Company received advances from a director of $388,203 and $257,672 and repaid advances from a director of $15,044 and $281,782, respectively.

During the fiscal year ended June 30, 2019 and 2018, the Company was advanced $799,164 and $162,008, respectively, for payment of expenses directly to vendors by related parties.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $175,610 during the year ended June 30, 2019, and has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $123,898 during the year ended June 30, 2018.

Promoters and Certain Control Persons

GMCI was the Company’s controlling shareholder before the NAMI Stock Dividend and is a Nevada corporation. GMCI has not been a party to any legal proceedings at any time during the past ten (10) years.

Director Independence

Under the rules of the national securities exchanges, a majority of a listed company’s board of directors must be comprised of independent directors, and each member of a listed company’s audit, compensation and nominating and corporate governance committees must be independent as well. Under the same rules a director will only qualify as an “independent director” if that company’s board of directors affirmatively determines that such director has no material relationship with that company, either directly or as a partner, shareholder or officer of an organization that has a relationship with that company.

In addition, the members of that company’s audit committee must satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (“Rule 10A-3”). In order to be considered to be independent for purposes of Rule 10A-3, no member of the audit committee may, other than in his capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the company or any of its subsidiaries or (2) be an affiliated person of the company or any of its subsidiaries.

Two out of our four directors, Messrs. Nik Ismail bin Nik Yusoff and Abdul Aziz bin Haji Jaafar, are considered independent as defined by the rules of the Nasdaq Stock Market. As of the date of this annual report, our Company is in the process of forming our audit committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended June and for the fiscal year ended June 30, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2019 $	June 30, 2018 $
Audit Fees	34,000	9,500
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	34,000	9,500

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15. EXHIBITS.

The following exhibits are furnished with this report:

Exhibit No.	Exhibit Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAMI CORP., a Nevada corporation

DATED: September 27, 2019	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officer

DATED: September 27, 2019	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer – Compliance

