Form 10-Q
period 2019-09-30
NAMI Corp.
filed 2019-11-14
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the Registrant’s Common Stock as of November 11, 2019 was 1,426,927,346 shares, $0.001 par value.

NAMI Corp.

FORM 10-Q

Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAMI Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2019	2019
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$38,640	$22,216
Prepayment	99,682	100,481
Other receivables and deposits	25,592	20,177
Total Current Assets	163,914	142,874
Non-Current Assets
Concession acquisition costs, net	340,163	303,726
Property and equipment, net	22,593	23,048
TOTAL ASSETS	$526,670	$469,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$40,244	$40,244
Other payables and accruals	350,403	3,946
Amount due to related parties	3,514,904	3,545,763
Total Current Liabilities	3,905,551	3,589,953

TOTAL LIABILITIES	3,905,551	3,589,953

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; 280,000 shares issued and outstanding	68,408	68,408
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value, 1,426,927,346 shares issued and outstanding	1,426,927	1,426,927
Additional paid-in capital	228,373	175,610
Accumulated deficit	(5,191,550)	(4,854,366)
Accumulated other comprehensive income	88,961	63,116
Total Stockholder’s Deficit	(3,378,881)	(3,120,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$526,670	$469,648

*Derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended
	September 30,
	2019	2018
Revenue
Sales	$-	$-

Operating Expenses
Depreciation, depletion, amortization and impairment	33,295	2,810
General and administrative expenses	237,115	171,173
Exploration Expenditure	12,006	-
Total Operating Expenses	282,416	173,983

Loss from Operations	(282,416)	(173,983)

Other Income (Expense)
Other income	-	3,007
Interest expense, related parties	(52,763)	(33,064)
Total Other Expenses	(52,763)	(30,057)

Loss before taxation	(335,179)	(204,040)
Income taxes	-	-
Net Loss	$(335,179)	$(204,040)

Dividend on Series A Preferred Stock	(2,005)	-
Net loss attributable to common stockholders	$(337,184)	$(204,040)

Other Comprehensive Income (Loss) Foreign currency translation adjustments	25,845	47,450
Total Comprehensive Loss	$(311,339)	$(156,590)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	1,396,226,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Changes in Stockholder’s Deficit

(Unaudited)

							Accumulated
	Preferred Shares		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders’ Deficit

Balance - June 30, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$175,610	$(4,854,366)	$63,116	$(3,120,305)
Preferred dividend	-	-	-	-	-	(2,005)	-	(2,005)
Imputed interest	-	-	-	-	52,763	-	-	52,763
Foreign currency translation adjustment	-	-	-	-	-	-	25,845	25,845
Net loss	-	-	-	-	-	(335,179)	-	(335,179)
Balance - September 30, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$228,373	$(5,191,550)	$88,961	$(3,378,881)

							Accumulated
	Preferred Shares		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders’ Deficit

Balance - June 30, 2018	-	$-	720,802,346	$720,802	$-	$(2,629,699)	$17,791	$(1,891,106)
Recapitalization	-	-	706,125,000	706,125	-	(1,132,518)	-	(426,393)
Series A Preferred Stock issued	280,000	68,408	-	-	-	-	-	68,408
Imputed interest	-	-	-	-	33,064	-	-	33,064
Foreign currency translation adjustment	-	-	-	-	-	-	47,450	47,450
Net loss	-	-	-	-	-	(204,040)	-	(204,040)
Balance - September 30, 2018	280,000	$68,408	1,426,927,346	$1,426,927	$33,064	$(3,966,257)	$65,241	$(2,372,617)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(335,179)	$(204,040)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and write-off of property, plant and equipment	33,295	2,810
Imputed interest contributed as additional paid in capital	52,763	33,064
Expenses paid directly through by an unrelated party	185,611	-
Change in assets and liabilities
Prepayment	-	(21,430)
Other receivable and deposits	(5,715)	(9,247)
Accounts Payable and accrued liabilities	-	(30,696)
Net cash used in operating activities	(69,225)	(229,539)

CASH FLOWS FROM INVESTING ACTIVITIES
Concession acquisition costs	(72,039)	-
Purchase of plant and equipment	(1,797)	(13,597)
Net cash used in investing activities	(73,836)	(13,597)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Series A preferred stock	-	9,773
Dividend on Series A Preferred Stock	(2,017)	-
Advances received from related parties	-	270,276
Advances received from an unrelated party	161,896	-
Repayments of related party advances	-	(15,164)
Net cash provided by financing activities	159,879	264,885

Effects on changes in foreign exchange rate	(394)	(1,573)

Net change in cash and cash equivalents	16,424	20,176
Cash and cash equivalents - beginning of period	22,216	19,072
Cash and cash equivalents - end of period	$38,640	$39,248

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of stock payable to additional paid in capital	$-	$58,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

NOTES TO THE CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

September 30, 2019

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and are presented in U.S. dollars.

The amounts shown in these financial statements for periods prior to July 4, 2018 are those of SBS. For the period from July 5, 2018 through September 30, 2019, the amounts shown in these financial statements are the consolidated results of the Company including its wholly owned subsidiary, SBS.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed on September 30, 2019. The results of operations for the periods ended September 30, 2019 and the same period last year are not necessarily indicative of the operating results for the full years. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, all such adjustments were of a normal and recurring nature, with the exception of the recapitalization related to the reverse acquisition transaction that occurred on July 12, 2018 which of a non-recurring nature.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary SBS Mining Corp. Malaysia Sdn. Bhd. All significant intercompany accounts and transactions have been eliminated.

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

To date, all of the revenue recognized by the Company has been derived from transactions with related parties. In addition, all of the revenue recognized with those related parties has been based on verbal conditions. To date the Company has not entered into a formal written agreement for its commissions earned on the trading of unwashed bauxite ore. The Company has determined that in recording its revenue through September 30, 2019, that the selling price and other conditions derived from its transactions with related parties were not fixed and determinable until those trading commissions were paid to the Company by its related party. Because of this, through September 30, 2019, the Company has recorded its trading commissions earned with Sincere Pacific Mining (M) Sdn. Bhd. (“Sincere”) on the cash basis. In the future, should the Company enter into formal agreements, the recognition method may change.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2019, and 2018, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to MYR 250,000 (approximately US$60,000). From time to time the Company’s account balances may exceed that limit.

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

Exploration Expenditures

Exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects and prospecting activities are charged to expense as incurred. Exploration expenses related to the river sand project in the three months ended September 30, 2019 and 2018 were $12,006 and $nil (see Note 9). No exploration expenses have been incurred for the sea sand project.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of September 30, 2019 and June 30, 2019, there were approximately 45,724 and 45,724 potentially diluted common shares outstanding, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2019. In October 2019, FASB approved a one year extension for leases for non-public and Emerging Growth Companies, resulting in a December 15, 2020 revised deadline. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 which was amended in August 2015 by Update No 2015-14: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and the Company adopted the standard on July 1, 2019.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2019, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Note 2 – Going Concern

For the three months ended September 30, 2019, the Company reported a net loss of $335,179. In addition, as of September 30, 2019, the Company had a working capital deficit of approximately $3.7 million with cash on hand less than $39,000. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2020 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 (see Note 9). The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Note 4 – Plant and Equipment

	September 30, 2019	June 30, 2019
Cost
Motor Vehicles	$17,304	$15,725
Office equipment	25,413	25,753
Computers and software	13,490	13,671
Tools and equipment	506	513
Furniture and Fixture	37,082	37,579
	93,795	93,241
Accumulated Depreciation	(71,202)	(70,193)
Plant and Equipment, Net	$22,593	$23,048

Depreciation for the three months ended September 30, 2019, and 2018 was $33,295 and $2,810, respectively.

Note 5 – Other receivable and deposits

	September 30,	June 30,
	2019	2019

Sundry receivables	$18,883	$19,136
Other receivable	597	605
Deposits, including utility, security deposits	6,112	436
	$25,592	$20,177

Note 6 – Related party advances and expenses

Advances from related parties:

	September 30,	June 30,
	2019	2019

Advances from SBS Directors	$1,014,356	$1,027,953
Advances from related party	1,788,248	1,795,964
Advances from holding company	712,300	721,846
Total	$3,514,904	$3,545,763

During the three months ended September 30, 2019 and 2018, the Company received advances from a director of $nil and $270,276 and repaid advances from a director of $nil and $15,164, respectively.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $52,763 and $33,064 during the three months ended September 30, 2019 and 2018, respectively.

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

During the three months ended September 30, 2019 and 2018, the Company expensed $3,602 and $nil with respect to its rental and leasing obligations. During the year ended June 30, 2018, the Company terminated all of its outstanding lease obligations. All deposits under the office leases were forfeited to the landlord as required under the leases upon early termination.

Other Matters

On July 1, 2019, the Company entered into a corporate services agreement (the “Corporate Services Agreement”) with Nami Development Capital Sdn. Bhd. (“NDC”). Pursuant to the terms of the Corporate Services Agreement, NDC will provide general corporate and administrative services, including, but not limited to, accounting and payroll services and human resources support, to the Company and SBS. The Company and SBS will each pay a monthly retainer and reimburse the out-of-pocket expenses reasonably incurred by NDC in connection with the provision of these services as compensation to NDC. Additionally, the Company and SBS will each reimburse NDC for any service taxes, as well as any other taxes, incurred in connection with NDC’s carrying out this Corporate Services Agreement. Either party may terminate the Corporate Services Agreement upon 90 days’ written notice, provided that the non-terminating party reserves the right to negotiate for a longer period in order to effect an orderly transition. During the three months ended September 30, 2019, NDC paid expenses on behalf of the Company of $185,611, and also advanced the Company $161,896.

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

Entry into River Sand Mining Agreement

On September 6, 2019, SBS Mining Corp. Malaysia Sdn. Bhd.a entered into a mining agreement with Wan Ismail bin Wan Ahmad (the “Donor”) pursuant to which the Donor granted to SBS the sole and exclusive rights to mine for river sand and other materials from a 1.9040 hectare (4.7 acre) plot of land located at Kampung Tiram, district of Kuala Kuantan, Kuantan, Malaysia (the “Concession”) for which the Donor had received a lease license from the State Government of Pahang. SBS shall pay the Donor a fixed monthly rate for the sole and exclusive rights to mine the Concession. During the three months ended September 30, 2019, the Company paid MYR 300,000 ($72,039 USD) of concession acquisition costs for the rights to the site. During the three months ended September 30, 2019, the Company recorded amortization of the concession costs of MYR 8,333 ($2,001 USD). The contract is set to expire December 31, 2019; however, SBS is currently in discussions for renewal of an additional year.

With the grant of the sole and exclusive rights of the aforementioned mining Concession for river sand, the Company expands its current business portfolio to river sand mining and trading. Meanwhile, the Company plans to continue acquiring strategic mining concessions to enhance its river sand mining division.

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

As of September 30, 2019, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

On September 30, 2019 and June 30, 2019, the Company had 1,426,927,346 common shares issued and outstanding.

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

During the three months ended September 30, 2019, preferred dividend of $2,005 was distributed to the holders of the preferred shares.

Instruments Convertible into Common or Preferred Shares

During the three months ended September 30, 2019, the SBS had 280,000 shares of preferred stock outstanding which are convertible into 45,724 common shares.

Note 9 – Sea Sand Mining Project

On August 30, 2017, SBS entered into an irrevocable right of use (“IRU”) agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby SBS was given exclusive rights to operate mining and extraction activities on the designated area (1,113 square kilometers outside the waters of the state of Terengganu, Malaysia, subject to certain terms and conditions therein) and manage all matters relating to the operations. The Company currently estimates that the acreage available under the IRU will provide approximately 5 years of sustained mining operations. As part of the IRU, the Company is responsible for all permitting costs (both for mining operation and for the right to sell the mined sand internationally) at both the state and federal levels of all applicable ministries and departments in Malaysia. As compensation for the IRU, the Company is obligated to remit to JHW on a quarterly basis, 25% of the profits from the mining activities, as defined within the agreement. The Company submitted the required environmental and engineering assessments as part of the permitting process for approximately 383 square kilometres, and in January 2019, JHW was issued by the government of Malaysia the first set of permits necessary to commence sea sand mining operations. The final approved area was 20.48km² within the jurisdiction of the state of Terengganu, Malaysia (the “Area”). The Company is expecting to receive approval for the exporting rights prior to the end of 2019. The Company is required to prepay MYR 500,000 of future royalty amounts due under the agreement with JHW, of which SBS funded MYR 250,000 (approximately $60,000) as of September 30, 2019.

As of September 30, 2019, SBS has capitalized $350,102 (MYR 1,466,541) of concession acquisition costs associated with the permit applications for the project. During the three months ended September 30, 2019, amortization of $29,347 (MYR 122,212) was recorded. SBS is amortizing the costs over the three year life of the mining permit issued.

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

The asset and liabilities of Nami Corp. at the date of acquisition were as follows:

ASSETS
Current Assets
Prepaid expenses and deposits	$5,553
Total Current Assets	5,553

TOTAL ASSETS	$5,553

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$85,165
Due to related parties	346,781
Total Current Liabilities	431,946

Note 11 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the three months ended September 30, 2019 and 2018:

Three Months Ended September 30, 2019	USA	Malaysia	Total
Revenue	$-	$-	$-
Depreciation, depletion, amortization and impairment	-	(33,295)	(33,295)
General and administrative expenses including related party	(176,944)	(60,171)	(237,115)
Exploration Expenditure	-	(12,006)	(12,006)
Other income (expenses)	-	(52,763)	(52,763)
Net loss	$(176,944)	$(158,235)	$(335,179)

Three Months Ended September 30, 2018	USA	Malaysia	Total
Revenue	$-	$-	$-
Depreciation, depletion, amortization and impairment	-	(2,810)	(2,810)
General and administrative expenses	(152,334)	(18,839)	(171,173)
Other income (expenses)	-	(30,057)	(30,057)
Net loss	$(152,334)	$(51,706)	$(204,040)

The following table shows assets information by geographic segment at September 30, 2019 and June 30, 2019:

As of September 30, 2019	USA	Malaysia	Total
Current assets	$40,000	$123,914	$163,914
Concession acquisition costs	-	340,163	340,163
Property and equipment, net	-	22,593	22,593
Total assets	$40,000	$486,670	$526,670

As of June 30, 2019	USA	Malaysia	Total
Current assets	$40,000	$102,874	$142,874
Concession acquisition costs	-	303,726	303,726
Property and equipment, net	-	23,048	23,048
Total assets	$40,000	$429,648	$469,648

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

SBS was incorporated on August 14, 2008 with the name SBS Legacy Corp Malaysia Sdn Berhad with an authorized share capital of RM100,000 and paid in capital of RM3. It changed to its current name of SBS Mining Corporation Malaysia Sdn Bhd on March 28, 2013. As of March 31, 2018, SBS has registered share capital of RM600,000 at RM1 per share. Subsequent to the closing of the Share Exchange Agreement, we now conduct our operations through our controlled consolidated subsidiary SBS. SBS is primarily engaged in mining and exploration of properties located in Malaysia. SBS’ operating office is located at No 1, 1st Floor, Lorong Sekilau 1, Bukit Sekilau, 25200 Kuantan, Pahang Darul Makmur, Malaysia.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended September 30, 2019 and 2018, which are included herein.

Our operating results for three months ended September 30, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	September 30,
	2019	2018	Change	%
Sales	$-	$-	$-	-
				-
Operating expenses	282,416	173,983	108,433	62%
Other Expense	52,763	30,057	22,706	76%
Net loss	$(335,179)	$(204,040)	$(131,139)	64%

The Company did not recognize any revenues for the three months ended September 30, 2019 and 2018.

Our financial statements reported a net loss of $335,179 for the three months ended September 30, 2019 compared to a net loss of $204,040 for the three months ended September 30, 2018. Our losses have increased, primarily as a result of an increase in operating expenses of $108,433. The increase in operating expenses was primarily the result of an increase in salaries, outsource and administrative service, dredging cost related to our new river sand project and depreciation expense.

Other expense increased to $52,763 the three months ended September 30, 2019, compared to $30,057 for the three months ended September 30, 2018. Other expense related primarily to interest expense imputed for our non-interest bearing advances from related parties. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital and are able to successfully close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect that our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital

	September 30,	June 30,	Change
	2019	2019	Amount	%
Cash	$38,640	$22,216	$16,424	74%

Current Assets	$163,914	$142,874	$21,040	15%
Current Liabilities	$3,905,551	$3,589,953	$315,598	9%
Working Capital (Deficiency)	$(3,741,637)	$(3,447,079)	$(294,558)	9%

Our working capital deficit increased as of September 30, 2019, as compared to June 30, 2019, primarily due to an increase in accrued expenses and advances under our operating agreement with Nami Development Corp.

In the coming quarters, prior to obtaining the final permits or licenses, our largest cash outlays will be in regards to (1) professional fees for work performed for our reporting as part of Nami Corp.,(2) for the consultants as part of their work performed to respond to any additional requests received from governmental authorities as part of the process of obtaining approval for the permits and licenses and (3) repayment of accrued expenses and advances under Nami Development Corp. agreement.

Due to the continuing losses and operating results to date, our financial statements include a statement that there is a going concern in regards to the Company. Without significant additional investment in the form of debt or equity we may have difficulty meeting our obligations as they come due prior to our obtaining all the necessary permits to begin contracting for sea sand mining operations.

Cash Flows

	Three months ended
	September 30,		Change
	2019	2018	Amount	%
Cash Flows used in operating activities	$(69,225)	$(229,539)	$160,314	(70)%
Cash Flows used in investing activities	$(73,836)	$(13,597)	$(60,239)	443%
Cash Flows provided by financing activities	$159,879	$264,885	$(105,006)	(40)%
Effects on changes in foreign exchange rate	$(394)	$(1,573)	$1,179	(75)%
Net increase in cash during period	$16,424	$20,176	$(3,752)	(19)%

Operating Activities

Net cash used in operating activities was $69,225 for the three months ended September 30, 2019, compared to $229,539 in the same period in 2018.

During the three ended September 30, 2019, cash used in operating activities consisted of a net loss of $335,179, depreciation, depletion, amortization and impairment of $33,295, imputed interest on non-interest bearing related party advances contributed as paid in capital of $52,763, expense paid directly through an unrelated party of $185,611 and change in other receivable and deposits of $5,715.

During the three months ended September 30, 2018, cash provided by operating activities consisted of a loss of $204,040, depreciation of $2,810, imputed interest of $33,064, changes in prepayment of $21,430, other receivable and deposits of $9,247 and accounts payable and accrued liabilities of $30,696.

Investing Activities

Net cash used in investing activities was $73,836 for the three months ended September 30, 2019, compared to $13,597 in the same period in 2018. During the three months ended September 30, 2019, the Company purchased $1,797 of property and equipment and concession acquisition costs of $72,039. During the three months ended September 30, 2018, the Company purchased $13,597 of property and equipment.

Financing Activities

Net cash provided by financing activities was $159,879 for the three months ended September 30, 2019, compared to $264,885 in the same period in 2018. Net cash used in financing activities for the three months ended September 30, 2019 included advances received from an unrelated party of $161,896, offset by dividend on Series A Preferred Stock of $2,017. Net cash from financing activities for the three months ended September 30, 2018 included $270,276 from advances received from related parties and $9,773 from the issuance of Series A Preferred Stock, offset by repayments of related party advances of $15,164.

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

On September 6, 2019, SBS Mining Corp. Malaysia Sdn. Bhd.a entered into a mining agreement with Wan Ismail bin Wan Ahmad (the “Donor”) pursuant to which the Donor granted to SBS the sole and exclusive rights to mine for river sand and other materials from a 1.9040 hectare (4.7 acre) plot of land located at Kampung Tiram, district of Kuala Kuantan, Kuantan, Malaysia (the “Concession”) for which the Donor had received a lease license from the State Government of Pahang. SBS shall pay the Donor a fixed monthly rate for the sole and exclusive rights to mine the Concession. With the grant of the sole and exclusive rights of the aforementioned mining Concession for river sand, the Company expands its current business portfolio to river sand mining and trading. Meanwhile, the Company plans to continue acquiring strategic mining concessions to enhance its river sand mining division.

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

As of September 30, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of September 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of September 30, 2019, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of September 30, 2019 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended September 30, 2019: None.

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

NAMI CORP., a Nevada corporation

DATED: November 14, 2019	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officer

DATED: November 14, 2019	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer - Compliance

