Form 10-Q
period 2019-12-31
NAMI Corp.
filed 2020-02-14
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares outstanding of the Registrant’s Common Stock as of December 31, 2019 was 1,426,927,346 shares, $0.001 par value.

NAMI Corp.

FORM 10-Q

Quarterly Period Ended December 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAMI Corp.

Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2019	2019
		*
ASSETS
Current Assets
Cash and cash equivalents	$11,774	$22,216
Inventory	27,410	-
Prepayment	61,114	100,481
Other receivables and deposits	32,671	20,177
Total Current Assets	132,969	142,874
Non-Current Assets
Concession acquisition costs, net	247,152	303,726
Property and equipment, net	22,982	23,048
TOTAL ASSETS	$403,103	$469,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$40,244	$40,244
Other payables and accruals	467,647	3,946
Amount due to related parties	3,570,175	3,545,763
Total Current Liabilities	4,078,066	3,589,953

TOTAL LIABILITIES	4,078,066	3,589,953

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; 280,000 shares issued and outstanding	68,408	68,408
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value, 1,426,927,346 shares issued and outstanding	1,426,927	1,426,927
Additional paid-in capital	281,131	175,610
Accumulated deficit	(5,490,193)	(4,854,366)
Accumulated other comprehensive income	38,764	63,116
Total Stockholder’s Deficit	(3,674,963)	(3,120,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$403,103	$469,648

*Derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue
Sales	$5,050	$-	$5,050	$-
Cost of Goods Sold	(5,931)	-	6,075	-
Gross Profit (Loss)	10,981	-	(1,025)	-

Operating Expenses
Depreciation of property, plant and equipment	1,947	2,499	3,894	5,309
Amortization of concession acquisition costs	99,377	-	130,725
General and administrative expenses	75,950	(5,903)	222,595	27,020
Professional Fees	77,490	43,250	167,960	181,500
Total Operating Expenses	254,764	39,846	525,174	213,829

Loss from Operations	(243,783)	(39,846)	(526,199)	(213,829)

Other Income (Expense)
Other income	-	(29)	-	2,978
Interest expense, related parties	(52,758)	(34,540)	(105,521)	(67,604)
Total Other Expenses	(52,758)	(34,569)	(105,521)	(64,626)

Loss before taxation	(296,541)	(74,415)	(631,720)	(278,455)
Income taxes	-	-	-	-
Net Loss	$(296,541)	$(74,415)	$(631,720)	$(278,455)

Dividend on Series A Preferred Stock	(2,102)	(2,032)	(4,107)	(2,032)
Net loss attributable to common stockholders	$(298,643)	$(76,447)	$(635,827)	$(280,487)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(50,197)	(1,958)	(24,352)	45,492
Total Comprehensive Loss	$(346,738)	$(76,373)	$(656,072)	$(232,963)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	1,426,927,346	1,426,927,346	1,396,226,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Consolidated Statements of Changes in Stockholder’s Deficit

(Unaudited)

							Accumulated
	Preferred Shares		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Deficit

Balance - June 30, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$175,610	$(4,854,366)	$63,116	$(3,120,305)

Preferred dividend	-	-	-	-	-	(2,005)	-	(2,005)
Imputed interest	-	-	-	-	52,763	-	-	52,763
Foreign currency translation adjustment	-	-	-	-	-	-	25,845	25,845
Net loss	-	-	-	-	-	(335,179)	-	(335,179)

Balance - September 30, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$228,373	$(5,191,550)	$88,961	$(3,378,881)

Preferred dividend	-	-	-	-	-	(2,102)	-	(2,102)
Imputed interest	-	-	-	-	52,758	-	-	52,758
Foreign currency translation adjustment	-	-	-	-	-	-	(50,197)	(50,197)
Net loss	-	-	-	-	-	(296,541)	-	(296,541)

Balance - December 31, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$281,131	$(5,490,193)	$38,764	$(3,674,963)

							Accumulated
	Preferred Shares		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Deficit

Balance - June 30, 2018	-	$-	720,802,346	$720,802	$-	$(2,629,699)	$17,791	$(1,891,106)

Recapitalization	-	-	706,125,000	706,125	-	(1,132,518)	-	(426,393)
Series A Preferred Stock issued	280,000	68,408	-	-	-	-	-	68,408
Imputed interest	-	-	-	-	33,064	-	-	33,064
Foreign currency translation adjustment	-	-	-	-	-	-	47,450	47,450
Net loss	-	-	-	-	-	(204,040)	-	(204,040)

Balance - September 30, 2018	280,000	$68,408	1,426,927,346	$1,426,927	$33,064	$(3,966,257)	$65,241	$(2,372,617)

Preferred dividend	-	-	-	-	-	(2,032)	-	(2,032)
Imputed interest	-	-	-	-	34,540	-	-	34,540
Foreign currency translation adjustment	-	-	-	-	-	-	(1,958)	(1,958)
Net loss	-	-	-	-	-	(74,415)	-	(74,415)

Balance - December 31, 2018	280,000	$68,408	1,426,927,346	$1,426,927	$67,604	$(4,042,704)	$63,283	$(2,416,482)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(631,720)	$(278,455)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation of property, plant and equipment	3,894	5,309
Amortization of concession acquisition costs	130,725	-
Imputed interest contributed as additional paid in capital	105,521	67,604
Expenses paid directly through an unrelated party	258,024	-
Change in assets and liabilities
Prepayment	40,000	(66,627)
Other receivable and deposits	(12,067)	(8,120)
Inventory	(26,924)	-
Accounts payable and accrued liabilities	-	(146,116)
Net cash used in operating activities	(132,547)	(426,405)

CASH FLOWS FROM INVESTING ACTIVITIES
Concession acquisition costs	(72,035)	(75,524)
Purchase of plant and equipment	(3,593)	(13,597)
Net cash used in investing activities	(75,628)	(89,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Series A preferred stock	-	9,773
Dividend on Series A Preferred Stock	(2,017)	(2,032)
Advances received from related parties	-	517,775
Advances received from an unrelated party	201,726	-
Repayments of related party advances	-	(15,021)
Net cash provided by financing activities	199,709	510,495

Effects on changes in foreign exchange rate	(1,976)	(1,245)

Net change in cash and cash equivalents	(10,442)	(6,276)
Cash and cash equivalents - beginning of period	22,216	19,072
Cash and cash equivalents - end of period	$11,774	$12,796

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of stock payable to additional paid in capital	$-	$58,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

On July 19, 2018, the Company was notified that the Board of GMCI deemed it to be in the best interests of GMCI and its stockholders for GMCI to approve and declare a dividend of restrictive shares of Nami to the stockholders of GMCI, on a pro rata basis, determined in accordance with the number of shares of capital stock of GMCI held by such stockholders, thereby transferring ownership of 100% of the outstanding restricted shares of Nami owned directly by GMCI to the stockholders of GMCI (collectively, the “Nami Stock Dividend”). The Nami Stock Dividend was completed on August 21, 2018.

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

The amounts shown in these financial statements for periods prior to July 4, 2018 are those of SBS. For the period from July 5, 2018 through December 31, 2019, the amounts shown in these financial statements are the consolidated results of the Company including its wholly owned subsidiary, SBS.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed on September 30, 2019. The results of operations for the periods ended December 31, 2019 and the same period last year are not necessarily indicative of the operating results for the full years. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, all such adjustments were of a normal and recurring nature, with the exception of the recapitalization related to the reverse acquisition transaction that occurred on July 12, 2018 which of a non-recurring nature.

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

Revenue Recognition

During the six months ended December 31, 2019, the Company generated its first time revenue since its establishment. The Company recognizes revenue from the sale of mined sand from the Sea Sand Mining Project ( see Note 9) in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s sales are derived from the sale of mined sand to our customers. The Company recognizes revenue at a point in time when it satisfies its obligation by transferring control of the mined sand to the customer. The cost of sales includes dredging cost, rental of land, docket fees and site expenses.

During the six months ended December 31, 2019, the Company recognized revenue of $5,050 for the mined sand that have been delivered to the customers. The Company incurred cost of sales of $6,075, resulting in gross loss of $1,025.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2019, and 2018, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to MYR 250,000 (approximately US$60,000). From time to time the Company’s account balances may exceed that limit.

Inventories

Inventories are stated at lower of cost or net realizable value, with cost being determined on the weighted average method.

No reserves are considered necessary for slow moving or obsolete inventory as inventory on hand at quarter-end was produced near the end of the quarter end. The Company continuously evaluates the adequacy of these reserves and makes adjustments to these reserves as required.

The Company started to produce minded sand from the Sea Sand Mining Project in October 2019.

During the six months ended December 31, 2019, the Company produced 16,280 mt of minded sand valued at $32,208 and sold 2,420 mt of minded sand at $4,797.

As of December 31, 2019, the Company had inventories of $27,410 consisting of 13,860 mt of minded sand.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of December 31, 2019 and June 30, 2019, there were approximately 45,724 and 45,724 potentially diluted common shares outstanding, respectively.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2019, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Note 2 – Going Concern

For the six months ended December 31, 2019, the Company reported a net loss of $591,720. In addition, as of December 31, 2019, the Company had a working capital deficit of approximately $3.9 million with cash on hand less than $12,000. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2020 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 (see Note 9). The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Note 4 – Plant and Equipment

	December 31,	June 30,
	2019	2019
Cost
Motor Vehicles	$19,548	$15,725
Office equipment	26,023	25,753
Computers and software	13,814	13,671
Tools and equipment	518	513
Furniture and Fixture	37,149	37,579
	97,052	93,241
Accumulated Depreciation	(74,070)	(70,193)
Plant and Equipment, Net	$22,982	$23,048

Depreciation for the six months ended December 31, 2019, and 2018 was 3,894 and $5,309, respectively.

Note 5 – Other receivable and deposits

	December 31,	June 30,
	2019	2019

Sundry receivables	$19,079	$19,136
Other receivable	7,334	605
Deposits, including utility, security deposits	6,258	436
	$32,671	$20,177

Note 6 – Related party advances and expenses

Advances from related parties:

	December 31,	June 30,
	2019	2019

Advances from SBS Directors	$1,038,707	$1,027,953
Advances from related party	1,802,069	1,795,964
Advances from holding company	729,399	721,846
Total	$3,570,175	$3,545,763

During the six months ended December 31, 2019 and 2018, the Company received advances from a director of $nil and $3,218 and repaid advances from a director of $nil and $15,051, respectively.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $105,521 and $67,604 during the six months ended December 31, 2019 and 2018, respectively.

On July 4, 2018, related party liabilities were acquired (see Note 11).

Concentration of Risk

To date the Company has been reliant on funding from related parties as the Company does not have the current existing capital resources to execute its business plan.

Note 7 – Commitments and Contingencies

Office Leases and rent

During the six months ended December 31, 2019 and 2018, the Company expensed $7,780and $1,517 with respect to its rental and leasing obligations which includes office rent and equipment rental.

Other Matters

On July 1, 2019, the Company entered into a corporate services agreement (the “Corporate Services Agreement”) with Nami Development Capital Sdn. Bhd. (“NDC”). Pursuant to the terms of the Corporate Services Agreement, NDC will provide general corporate and administrative services, including, but not limited to, accounting and payroll services and human resources support, to the Company and SBS. The Company and SBS will each pay a monthly retainer and reimburse the out-of-pocket expenses reasonably incurred by NDC in connection with the provision of these services as compensation to NDC. Additionally, the Company and SBS will each reimburse NDC for any service taxes, as well as any other taxes, incurred in connection with NDC’s carrying out this Corporate Services Agreement. Either party may terminate the Corporate Services Agreement upon 90 days’ written notice, provided that the non-terminating party reserves the right to negotiate for a longer period in order to effect an orderly transition. During the six months ended December 31, 2019, NDC paid expenses on behalf of the Company of $258,024, and also advanced the Company $201,726.

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

As of December 31, 2019, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

On December 31, 2019 and June 30, 2019, the Company had 1,426,927,346 common shares issued and outstanding.

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

During the six months ended December 31, 2019 and 2018, preferred dividend of $4,107 and $2,032 was distributed to the holders of the preferred shares.

Instruments Convertible into Common or Preferred Shares

During the six months ended December 31, 2019, the SBS had 280,000 shares of preferred stock outstanding which are convertible into 45,724 common shares.

Note 9 – Sea Sand Mining Project

On August 30, 2017, SBS entered into an irrevocable right of use (“IRU”) agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby SBS was given exclusive rights to operate mining and extraction activities on the designated area (1,113 square kilometers outside the waters of the state of Terengganu, Malaysia, subject to certain terms and conditions therein) and manage all matters relating to the operations. The Company currently estimates that the acreage available under the IRU will provide approximately 5 years of sustained mining operations. As part of the IRU, the Company is responsible for all permitting costs (both for mining operation and for the right to sell the mined sand internationally) at both the state and federal levels of all applicable ministries and departments in Malaysia. As compensation for the IRU, the Company is obligated to remit to JHW on a quarterly basis, 25% of the profits from the mining activities, as defined within the agreement. The Company submitted the required environmental and engineering assessments as part of the permitting process for approximately 383 square kilometres, and in January 2019, JHW was issued by the government of Malaysia the first set of permits necessary to commence sea sand mining operations. The final approved area was 20.48km² within the jurisdiction of the state of Terengganu, Malaysia (the “Area”). The Company is required to prepay MYR 500,000 of future royalty amounts due under the agreement with JHW, of which SBS funded MYR 250,000 (approximately $60,000) as of December 31, 2019.

As of December 31, 2019, SBS has capitalized $358,506 (MYR 1,466,541) of concession acquisition costs associated with the permit applications for the project. During the six months ended December 31, 2019, amortization of $58,690 (MYR 244,424) was recorded. SBS is amortizing the costs over the three-year life of the mining permit issued.

Note 10 – River Sand Mining Project

On September 6, 2019, SBS Mining Corp. Malaysia Sdn. Bhd.a entered into a mining agreement with Wan Ismail bin Wan Ahmad (the “Donor”) pursuant to which the Donor granted to SBS the sole and exclusive rights to mine for river sand and other materials from a 1.9040 hectare (4.7 acre) plot of land located at Kampung Tiram, district of Kuala Kuantan, Kuantan, Malaysia (the “Concession”) for which the Donor had received a lease license from the State Government of Pahang. SBS shall pay the Donor a fixed monthly rate for the sole and exclusive rights to mine the Concession. During the six months ended December 31, 2019, the Company paid MYR 300,000 ($73,337 USD) of concession acquisition costs for the rights to the site. During the six months ended December 31, 2019, the Company recorded amortization of the concession costs of MYR 300,000 ($72,035 USD). The contract expired on December 31, 2019; however, SBS is currently in discussions for renewal of an additional year.

With the grant of the sole and exclusive rights of the aforementioned mining Concession for river sand, the Company expands its current business portfolio to river sand mining and trading. Meanwhile, the Company plans to continue acquiring strategic mining concessions to enhance its river sand mining division.

Note 11 – Nami Corp. Acquisition of SBS

On July 4, 2018, Nami Corp. entered into a Share Exchange Agreement with SBS, and GMCI Corp, the shareholder of SBS, pursuant to which on closing date of July 12, 2018 we acquired all of the outstanding shares of SBS Shares from GMCI in exchange for an issuance of 720,802,346 shares of our common stock. We closed the Share Exchange transaction on July 12, 2018.

The asset and liabilities of Nami Corp. at the date of acquisition were as follows:

ASSETS
Current Assets
Prepaid expenses and deposits	$5,553
Total Current Assets	5,553

TOTAL ASSETS	$5,553

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$85,165
Due to related parties	346,781
Total Current Liabilities	431,946

Note 12 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the six months ended December 31, 2019 and 2018:

Six Months Ended December 31, 2019	USA	Malaysia	Total
Revenue	$-	$5,050	$5,050
Cost of Goods Sold	-	(6,075)	(6,075)
Depreciation of property, plant and equipment	-	(3,894)	(3,894)
Amortization of concession acquisition costs	-	(130,725)	(130,725)
General and administrative expenses	(118,787)	(103,808)	(222,595)
Professional fees	(164,694)	(3,266)	(167,960)
Other income (expenses)	(30,255)	(75,266)	(105,521)
Net loss	$(313,736)	$(317,984)	$(631,720)

Six Months Ended December 31, 2018	USA	Malaysia	Total
Revenue	$-	$-	$-
Depreciation of property, plant and equipment	-	(5,309)	(5,309)
General and administrative expenses	(27,584)	564	(27,020)
Professional fees	(180,498)	(1,002)	(181,500)
Other income (expenses)	-	(64,626)	(64,626)
Net loss	$(208,082)	$(70,373)	$(278,455)

The following table shows assets information by geographic segment at December 31, 2019 and June 30, 2019:

As of December 31, 2019	USA	Malaysia	Total
Current assets	$-	$132,969	$132,969
Concession acquisition costs	-	247,152	247,152
Property and equipment, net	-	22,982	22,982
Total assets	$-	$403,103	$403,103

As of June 30, 2019	USA	Malaysia	Total
Current assets	$40,000	$102,874	$142,874
Concession acquisition costs	-	303,726	303,726
Property and equipment, net	-	23,048	23,048
Total assets	$40,000	$429,648	$469,648

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the three months and six months ended December 31, 2019 and 2018, which are included herein.

Our operating results for three months ended December 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	December 31,
	2019	2018	Change	%
Sales	$5,050	$-	$5,050	-
Cost of Goods Sold	(5,931)	-	(5,931)	-
Gross Profit	10,981	-	10,981	-
Operating expenses	254,764	39,846	214,918	539%
Other Expense	52,758	34,569	18,189	53%
Net loss	$(296,541)	$(74,415)	$(222,126)	298%
				-
Other Comprehensive Income (Loss):	$(50,197)	$(1,958)	$(48,239)	2464%
				-
Comprehensive loss	$(346,738)	$(76,373)	$(270,365)	354%

The Company recognized revenues of $5,050 and gross profit of $10,981 from the sales of mined sand from the River Sand Project during the three months ended December 31, 2019. The Company did not recognize any revenues for the three months ended December 31, 2018.

Our financial statements reported a net loss of $296,541 for the three months ended December 31, 2019 compared to a net loss of $74,415 for the three months ended December 31, 2018. Our losses have increased, primarily as a result of an increase in operating expenses of $214,918. The increase in operating expenses was primarily the result of an increase in salaries, outsource and administrative service, amortization of concession acquisition cost related to our new river sand project and depreciation expense.

Other expense increased to $52,758 the three months ended December 31, 2019, compared to $34,569 for the three months ended December 31, 2018. Other expense related primarily to interest expense imputed for our non-interest bearing advances from related parties. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital and are able to successfully close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect that our expenses to increase substantially.

Our operating results for six months ended December 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Six months ended
	December 31,
	2019	2018	Change	%
Sales	$5,050	$-	$5,050	-
Cost of Goods Sold	6,075	-	6,075	-
Gross Profit (Loss)	(1,025)	-	(1,025)	-
Operating expenses	525,174	213,829	311,345	146%
Other Expense	105,521	64,626	40,895	63%
Net loss	$(631,720)	$(278,455)	$(353,265)	127%
				-
Other Comprehensive Income (Loss):	$(24,352)	$45,492	$(69,844)	(154%)
				-
Comprehensive loss	$(656,072)	$(232,963)	$(423,109)	182%

The Company recognized revenues of $5,050 and incurred gross loss of $1,025 from the sales of minded sand from the River Sand Project during the six months ended December 31, 2019. The Company did not recognize any revenues for the six months ended December 31, 2018.

Our financial statements reported a net loss of $631,720 for the six months ended December 31, 2019 compared to a net loss of $278,455 for the six months ended December 31, 2018. Our losses have increased, primarily as a result of an increase in operating expenses of $311,345. The increase in operating expenses was primarily the result of an increase in salaries, outsource and administrative service, amortization of concession acquisition cost related to our new river sand project and depreciation expense.

Other expense increased to $105,521 for the six months ended December 31, 2019, compared to $64,626 for the six months ended December 31, 2018. Other expense related primarily to interest expense imputed for our non-interest bearing advances from related parties. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital and are able to successfully close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect that our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital

	December 31,	June 30,	Change
	2019	2019	Amount	%
Cash	$11,774	$22,216	$(10,442)	(47%)

Current Assets	$132,969	$142,874	$(9,905)	(7%)
Current Liabilities	$4,078,066	$3,589,953	$488,113	14%
Working Capital (Deficiency)	$(3,945,097)	$(3,447,079)	$(498,018)	14%

Our working capital deficit increased as of December 31, 2019, as compared to June 30, 2019, primarily due to an increase in accrued expenses and advances under our operating agreement with Nami Development Corp.

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

Cash Flows

	Six months ended
	December 31,		Change
	2019	2018	Amount	%
Cash Flows used in operating activities	$(132,547)	$(426,405)	$293,858	(69%)
Cash Flows used in investing activities	$(75,628)	$(89,121)	$13,493	(15%)
Cash Flows provided by financing activities	$199,709	$510,495	$(310,786)	(61%)
Effects on changes in foreign exchange rate	$(1,976)	$(1,245)	$(731)	59%
Net decrease in cash during period	$(10,442)	$(6,276)	$16,718	(266%)

Operating Activities

Net cash used in operating activities was $132,547 for the six months ended December 31, 2019, compared to $426,405 in the same period in 2018.

During the six months ended December 31, 2019, cash used in operating activities consisted of a net loss of $631,720, depreciation of property, plant and equipment of $3,894, amortization of concession acquisition costs of $130,725, imputed interest on non-interest bearing related party advances contributed as paid in capital of $105,521, expense paid directly through an unrelated party of $258,024, change in prepayment of $40,000, offset by change in other receivable and deposits of $12,067 and change in inventory of $26,924.

During the six months ended December 31, 2018, cash provided by operating activities consisted of a loss of $278,455, depreciation of property, plant and equipment of $5,309, imputed interest of $67,604, offset by change in prepayment of $66,627, change in other receivable and deposits of $8,120 and change in accounts payable and accrued liabilities of $146,116.

Investing Activities

Net cash used in investing activities was $75,628 for the six months ended December 31, 2019, compared to $89,121 in the same period in 2018. During the six months ended December 31, 2019, the Company purchased $3,593 of property and equipment and concession acquisition costs of $72,035. During the six months ended December 31, 2018, the Company purchased $13,597 of property and equipment and concession acquisition costs of $75,524.

Financing Activities

Net cash provided by financing activities was $199,709 for the six months ended December 31, 2019, compared to $510,495 in the same period in 2018. Net cash used in financing activities for the six months ended December 31, 2019 included advances received from an unrelated party of $201,726, offset by dividend on Series A Preferred Stock of $2,017. Net cash from financing activities for the six months ended December 31, 2018 included $517,775 from advances received from related parties and $9,773 from the issuance of Series A Preferred Stock, offset by dividend on Series A Preferred Stock of $2,032 and repayments of related party advances of $15,021.

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

The Company will have to raise approximately $250,000 to meet its operating needs for the next twelve (12) months. It intends to raise funds from private placement of its securities. If the Company is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If the Company cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of December 31, 2019, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2019 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended December 31, 2019: None.

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

NAMI CORP., a Nevada corporation

DATED: February 14, 2020	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officer

DATED: February 14, 2020	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer - Compliance

