Form 10-Q
period 2020-03-31
NAMI Corp.
filed 2020-05-15
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2020 was 1,426,927,346 shares, $0.001 par value.

NAMI Corp.

FORM 10-Q

Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAMI Corp.

Consolidated Balance Sheets

(Unaudited)

	March 31,	June 30,
	2020	2019
		*
ASSETS
Current Assets
Cash and cash equivalents	$2,634	$22,216
Inventory	26,272	-
Prepayment	58,145	100,481
Other receivables and deposits	30,514	20,177
Total Current Assets	117,565	142,874
Non-Current Assets
Concession acquisition costs, net	206,721	303,726
Property and equipment, net	21,717	23,048
TOTAL ASSETS	$346,003	$469,648

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$92,436	$40,244
Other payables and accruals	549,434	3,946
Amount due to related parties	3,456,391	3,545,763
Total Current Liabilities	4,098,261	3,589,953

TOTAL LIABILITIES	4,098,261	3,589,953

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; 280,000 shares issued and outstanding	68,408	68,408
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value, 1,426,927,346 shares issued and outstanding	1,426,927	1,426,927
Additional paid-in capital	333,766	175,610
Accumulated deficit	(5,727,887)	(4,854,366)
Accumulated other comprehensive income	146,528	63,116
Total Stockholder's Deficit	(3,752,258)	(3,120,305)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$346,003	$469,648

*Derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue
Sales	$-	$-	$5,043	$-
Cost of Goods Sold	32	-	6,107	-
Gross Profit (Loss)	(32)	-	(1,064)	-

Operating Expenses
Depreciation of property, plant and equipment	1,939	2,215	5,833	7,524
Amortization of concession acquisition costs	29,140	25,625	159,865	25,625
General and administrative expenses	127,767	57,218	350,355	84,238
Management Fees - related party	-	192,953	-	192,953
Professional Fees	24,427	93,964	192,387	275,464
Total Operating Expenses	183,273	371,975	708,440	585,804

Loss from Operations	(183,305)	(371,975)	(709,504)	(585,804)

Other Income (Expense)
Other income	-	10	-	2,988
Interest expense, related parties	(52,635)	(35,523)	(158,156)	(103,127)
Total Other Expenses	(52,635)	(35,513)	(158,156)	(100,139)

Loss before taxation	(235,940)	(407,488)	(867,660)	(685,943)
Income taxes	-	-	-	-
Net Loss	$(235,940)	$(407,488)	$(867,660)	$(685,943)

Dividend on Series A Preferred Stock	(1,754)	(2,083)	(5,861)	(4,115)
Net loss attributable to common stockholders	$(237,694)	$(409,571)	$(873,521)	$(690,058)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	107,764	(23,105)	83,412	22,387
Total Comprehensive Loss	$(128,176)	$(430,593)	$(784,248)	$(663,556)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	1,426,927,346	1,426,927,346	1,419,035,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Consolidated Statements of Changes in Stockholder’s Deficit

(Unaudited)

							Accumulated
	Preferred Shares		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders' Equity

Balance - June 30, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$175,610	$(4,854,366)	$63,116	$(3,120,305)

Preferred dividend	-	-	-	-	-	(2,005)	-	(2,005)
Imputed interest	-	-	-	-	52,763	-	-	52,763
Foreign currency translation adjustment	-	-	-	-	-	-	25,845	25,845
Net loss	-	-	-	-	-	(335,179)	-	(335,179)

Balance - September 30, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$228,373	$(5,191,550)	$88,961	$(3,378,881)

Preferred dividend	-	-	-	-	-	(2,102)	-	(2,102)
Imputed interest	-	-	-	-	52,758	-	-	52,758
Foreign currency translation adjustment	-	-	-	-	-	-	(50,197)	(50,197)
Net loss	-	-	-	-	-	(296,541)	-	(296,541)

Balance - December 31, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$281,131	$(5,490,193)	$38,764	$(3,674,963)

Preferred dividend	-	-	-	-	-	(1,754)	-	(1,754)
Imputed interest	-	-	-	-	52,635	-	-	52,635
Foreign currency translation adjustment	-	-	-	-	-	-	107,764	107,764
Net loss	-	-	-	-	-	(235,940)	-	(235,940)

Balance - March 31, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$333,766	$(5,727,887)	$146,528	$(3,752,258)

							Accumulated
	Preferred Shares		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders' Deficit

Balance - June 30, 2018	-	$-	720,802,346	$720,802	$-	$(2,629,699)	$17,791	$(1,891,106)

Recapitalization	-	-	706,125,000	706,125	-	(1,132,518)	-	(426,393)
Series A Preferred Stock issued	280,000	68,408	-	-	-	-	-	68,408
Imputed interest	-	-	-	-	33,064	-	-	33,064
Foreign currency translation adjustment	-	-	-	-	-	-	47,450	47,450
Net loss	-	-	-	-	-	(204,040)	-	(204,040)

Balance - September 30, 2018	280,000	$68,408	1,426,927,346	$1,426,927	$33,064	$(3,966,257)	$65,241	$(2,372,617)

Preferred dividend	-	-	-	-	-	(2,032)	-	(2,032)
Imputed interest	-	-	-	-	34,540	-	-	34,540
Foreign currency translation adjustment	-	-	-	-	-	-	(1,958)	(1,958)
Net loss	-	-	-	-	-	(74,415)	-	(74,415)

Balance - December 31, 2018	280,000	$68,408	1,426,927,346	$1,426,927	$67,604	$(4,042,704)	$63,283	$(2,416,482)

Preferred dividend	-	-	-	-	-	(2,083)	-	(2,083)
Imputed interest	-	-	-	-	35,523	-	-	35,523
Foreign currency translation adjustment	-	-	-	-	-	-	(23,105)	(23,105)
Net loss						(407,488)	-	(407,488)

Balance - March 31, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$103,127	$(4,452,275)	$40,178	$(2,813,635)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(867,660)	$(685,943)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation of property, plant and equipment	5,833	7,524
Amortization of concession acquisition costs	159,865	25,625
Imputed interest contributed as additional paid in capital	158,156	103,127
Management fee paid by related party	-	192,953
Expenses paid directly through an unrelated party	349,418	-
Change in assets and liabilities
Prepayment	40,000	(42,579)
Other receivable and deposits	(11,463)	(14,458)
Inventory	(27,089)	-
Accounts payable and accrued liabilities	52,192	(147,364)
Net cash used in operating activities	(140,748)	(561,115)

CASH FLOWS FROM INVESTING ACTIVITIES
Concession acquisition costs	(71,943)	(124,324)
Purchase of plant and equipment	(5,383)	(13,597)
Net cash used in investing activities	(77,326)	(137,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Series A preferred stock	-	8,878
Dividend on Series A Preferred Stock	(2,014)	(4,115)
Advances received from related parties	792	706,399
Advances received from an unrelated party	204,019	-
Repayments of related party advances	-	(15,069)
Net cash provided by financing activities	202,797	696,093

Effects on changes in foreign exchange rate	(4,305)	(135)

Net change in cash and cash equivalents	(19,582)	(3,078)
Cash and cash equivalents - beginning of period	22,216	19,072
Cash and cash equivalents - end of period	$2,634	$15,994

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of stock payable to additional paid in capital	$-	$58,630
Common stock issued for acquisition of SBS	$-	$720,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

The amounts shown in these financial statements for periods prior to July 4, 2018 are those of SBS. For the period from July 5, 2018 through March 31, 2020, the amounts shown in these financial statements are the consolidated results of the Company including its wholly owned subsidiary, SBS.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed on September 30, 2019. The results of operations for the periods ended March 31, 2020 and the same period last year are not necessarily indicative of the operating results for the full years. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, all such adjustments were of a normal and recurring nature, with the exception of the recapitalization related to the reverse acquisition transaction that occurred on July 12, 2018 which of a non-recurring nature.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary SBS Mining Corp. Malaysia Sdn. Bhd. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net (loss).

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

Revenue Recognition

During the nine months ended March 31, 2020, the Company generated its first time revenue since its establishment. The Company recognizes revenue from the sale of mined sand from the Sea Sand Mining Project (see Note 9) in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

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

During the nine months ended March 31, 2020, the Company recognized revenue of $5,043 for the mined sand that have been delivered to the customers. The Company incurred cost of sales of $6,107, resulting in gross loss of $1,064.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2020, and June 30, 2019, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to MYR 250,000 (approximately US$60,000). From time to time the Company’s account balances may exceed that limit.

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

During the nine months ended March 31, 2020, the Company produced 16,280 mt of minded sand valued at $31,835 and sold 2,420 mt of minded sand at $4,747.

As of March 31, 2020, the Company had inventories of $26,272 consisting of 13,860 mt of minded sand.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of March 31, 2020 and June 30, 2019, there were approximately 45,724 and 45,724 potentially diluted common shares outstanding, respectively.

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

Note 2 – Going Concern

For the nine months ended March 31, 2020, the Company reported a net loss of $867,660. In addition, as of March 31, 2020, the Company had a working capital deficit of approximately $4.0 million with cash on hand less than $3,000. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2020 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 (see Note 9). The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Note 4 – Plant and Equipment

	March 31,	June 30,
	2020	2019
Cost
Motor Vehicles	$20,338	$15,725
Office equipment	24,758	25,753
Computers and software	13,142	13,671
Tools and equipment	493	513
Furniture and Fixture	35,344	37,579
	94,075	93,241
Accumulated Depreciation	(72,358)	(70,193)
Plant and Equipment, Net	$21,717	$23,048

Depreciation for the nine months ended March 31, 2020 and 2019 was $5,833 and $7,524, respectively.

Note 5 – Other receivable and deposits

	March 31,	June 30,
	2020	2019

Sundry receivables	$18,397	$19,136
Other receivable	6,163	605
Deposits, including utility, security deposits	5,954	436
	$30,514	$20,177

Note 6 – Related party advances and expenses

Advances from related parties:

	March 31,	June 30,
	2020	2019

Advances from SBS Directors	$989,008	$1,027,953
Advances from related party	1,773,423	1,795,964
Advances from holding company	693,960	721,846
Total	$3,456,391	$3,545,763

During the nine months ended March 31, 2020 and 2019, the Company received advances from a director of $792 and $3,228 and repaid advances from a director of $nil and $15,069, respectively.

During the nine months ended March 31, 2020 and 2019, the Company received advances from a related party of $nil and $703,171, respectively.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $158,156 and $103,127 during the nine months ended March 31, 2020 and 2019, respectively.

On July 4, 2018, related party liabilities were acquired (see Note 11).

Concentration of Risk

To date the Company has been reliant on funding from related parties as the Company does not have the current existing capital resources to execute its business plan.

Note 7 – Commitments and Contingencies

Office Leases and rent

During the nine months ended March 31, 2020 and 2019, the Company expensed $12,398 and $3,304 with respect to its rental and leasing obligations which includes office rent and equipment rental.

Other Matters

On July 1, 2019, the Company entered into a corporate services agreement (the “Corporate Services Agreement”) with Nami Development Capital Sdn. Bhd. (“NDC”). Pursuant to the terms of the Corporate Services Agreement, NDC will provide general corporate and administrative services, including, but not limited to, accounting and payroll services and human resources support, to the Company and SBS. The Company and SBS will each pay a monthly retainer and reimburse the out-of-pocket expenses reasonably incurred by NDC in connection with the provision of these services as compensation to NDC. Additionally, the Company and SBS will each reimburse NDC for any service taxes, as well as any other taxes, incurred in connection with NDC’s carrying out this Corporate Services Agreement. Either party may terminate the Corporate Services Agreement upon 90 days’ written notice, provided that the non-terminating party reserves the right to negotiate for a longer period in order to effect an orderly transition. During the nine months ended March 31, 2020, NDC paid expenses on behalf of the Company of $349,418, and also advanced the Company $204,019.

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

As of March 31, 2020, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

On March 31, 2020 and June 30, 2019, the Company had 1,426,927,346 common shares issued and outstanding.

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

During the six months ended March 31, 2020 and 2019, preferred dividend of $5,861 and $4,115 was distributed to the holders of the preferred shares.

Instruments Convertible into Common or Preferred Shares

During the nine months ended March 31, 2020, the SBS had 280,000 shares of preferred stock outstanding which are convertible into 45,724 common shares.

Note 9 – Sea Sand Mining Project

On August 30, 2017, SBS entered into an irrevocable right of use (“IRU”) agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby SBS was given exclusive rights to operate mining and extraction activities on the designated area (1,113 square kilometers outside the waters of the state of Terengganu, Malaysia, subject to certain terms and conditions therein) and manage all matters relating to the operations. The Company currently estimates that the acreage available under the IRU will provide approximately 5 years of sustained mining operations. As part of the IRU, the Company is responsible for all permitting costs (both for mining operation and for the right to sell the mined sand internationally) at both the state and federal levels of all applicable ministries and departments in Malaysia. As compensation for the IRU, the Company is obligated to remit to JHW on a quarterly basis, 25% of the profits from the mining activities, as defined within the agreement. The Company submitted the required environmental and engineering assessments as part of the permitting process for approximately 383 square kilometres, and in January 2019, JHW was issued by the government of Malaysia the first set of permits necessary to commence sea sand mining operations. The final approved area was 20.48km² within the jurisdiction of the state of Terengganu, Malaysia (the “Area”). The Company is required to prepay MYR 500,000 of future royalty amounts due under the agreement with JHW, of which SBS funded MYR 250,000 (approximately $60,000) as of March 31, 2020.

As of March 31, 2020, SBS has capitalized $341,088 (MYR 1,466,541) of concession acquisition costs associated with the permit applications for the project. During the nine months ended March 31, 2020, amortization of $87,922 (MYR 366,635) was recorded. SBS is amortizing the costs over the three-year life of the mining permit issued.

Note 10 – River Sand Mining Project

On September 6, 2019, SBS Mining Corp. Malaysia Sdn. Bhd.a entered into a mining agreement with Wan Ismail bin Wan Ahmad (the “Donor”) pursuant to which the Donor granted to SBS the sole and exclusive rights to mine for river sand and other materials from a 1.9040 hectare (4.7 acre) plot of land located at Kampung Tiram, district of Kuala Kuantan, Kuantan, Malaysia (the “Concession”) for which the Donor had received a lease license from the State Government of Pahang. SBS shall pay the Donor a fixed monthly rate for the sole and exclusive rights to mine the Concession. During the nine months ended March 31, 2020, the Company paid MYR 300,000 ($69,774 USD) of concession acquisition costs for the rights to the site. During the nine months ended March 31, 2020, the Company recorded amortization of the concession costs of MYR 300,000 ($71,943 USD). The contract expired on December 31, 2019; however, SBS is currently in discussions for renewal of an additional year.

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

The asset and liabilities of Nami Corp. at the date of acquisition were as follows:

ASSETS
Current Assets
Prepaid expenses and deposits	$5,553
Total Current Assets	5,553

TOTAL ASSETS	$5,553

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$85,165
Due to related parties	346,781
Total Current Liabilities	431,946

Note 12 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the nine months ended March 31, 2020 and 2019:

Nine Months Ended March 31, 2020	USA	Malaysia	Total
Revenue	$-	$5,043	$5,043
Cost of Goods Sold	-	(6,107)	(6,107)
Depreciation of property, plant and equipment	-	(5,833)	(5,833)
Amortization of concession acquisition costs	-	(159,865)	(159,865)
General and administrative expenses	(197,927)	(152,428)	(350,355)
Professional fees	(189,125)	(3,262)	(192,387)
Other income (expenses)	(45,383)	(112,773)	(158,156)
Net loss	$(432,435)	$(435,225)	$(867,660)

Nine Months Ended March 31, 2019	USA	Malaysia	Total
Revenue	$-	$-	$-
Depreciation of property, plant and equipment	-	(7,524)	(7,524)
Amortization of concession acquisition costs		(25,625)	(25,625)
General and administrative expenses	(64,786)	(19,452)	(84,238)
Management fees	(192,953)	-	(192,953)
Professional fees	(273,754)	(1,710)	(275,464)
Other income (expenses)	-	(100,139)	(100,139)
Net loss	$(531,493)	$(154,450)	$(685,943)

The following table shows assets information by geographic segment at March 31, 2020 and June 30, 2019:

As of March 31, 2020	USA	Malaysia	Total
Current assets	$-	$117,565	$117,565
Concession acquisition costs	-	206,721	206,721
Other asset	-	-	-
Property and equipment, net	-	21,717	21,717
Total assets	$-	$346,003	$346,003

As of June 30, 2019	USA	Malaysia	Total
Current assets	$40,000	$102,874	$142,874
Concession acquisition costs	-	303,726	303,726
Property and equipment, net	-	23,048	23,048
Total assets	$40,000	$429,648	$469,648

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the three months and nine months ended March 31, 2020 and 2019, which are included herein.

Our operating results for three months ended March 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	March 31,
	2020	2019	Change	%
Sales	$-	$-	$-	-
Cost of Goods Sold	32	-	32	-
Gross Profit	(32)	-	(32)	-
Operating expenses	183,273	371,975	(188,702)	(51%)
Other Expense	52,635	35,513	17,122	48%
Net loss	$(235,940)	$(407,488)	$171,548	(42%)
				-
Other Comprehensive Income (Loss):	$107,764	$(23,105)	$130,869	(566%)
				-
Comprehensive loss	$(128,176)	$(430,593)	$302,417	(70%)

The Company had no revenues and incurred gross loss of $32 from the River Sand Project during the three months ended March 31, 2020. The Company did not recognize any revenues for the three months ended March 31, 2020.

Our financial statements reported a net loss of $235,940 for the three months ended March 31, 2020 compared to a net loss of $407,488 for the three months ended March 31, 2019. Our losses have decreased, primarily as a result of a decrease in operating expenses of $188,702. The decrease in operating expenses was primarily the result of a decrease in management fees. During the three months ended March 31, 2019, we incurred management fees for personnel compensation cost to a related party of $192,953.

Other expense increased to $52,635 for the three months ended March 31, 2020, compared to $35,513 for the three months ended March 31, 2019. Other expense related primarily to interest expense imputed for our non-interest bearing advances from related parties. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital and are able to successfully close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect that our expenses to increase substantially.

Our operating results for nine months ended March 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Nine months ended
	March 31,
	2020	2019	Change	%
Sales	$5,043	$-	$5,043	-
Cost of Goods Sold	6,107	-	6,107	-
Gross Profit (Loss)	(1,064)	-	(1,064)	-
Operating expenses	708,440	585,804	122,636	21%
Other Expense	158,156	100,139	58,017	58%
Net loss	$(867,660)	$(685,943)	$(181,717)	26%
				-
Other Comprehensive Income (Loss):	$83,412	$22,387	$61,025	273%
				-
Comprehensive loss	$(784,248)	$(663,556)	$(120,692)	18%

The Company recognized revenues of $5,043 and incurred gross loss of $1,064 from the sales of minded sand from the River Sand Project during the nine months ended March 31, 2020. The Company did not recognize any revenues for the nine months ended March 31, 2020.

Our financial statements reported a net loss of $867,660 for the nine months ended March 31, 2020 compared to a net loss of $685,943 for the nine months ended March 31, 2019. Our losses have increased, primarily as a result of an increase in operating expenses of $122,636. The increase in operating expenses was primarily the result of an increase in salaries, outsource and administrative service, amortization of concession acquisition cost related to our new river sand project and depreciation expense.

Other expense increased to $158,156 for the nine months ended March 31, 2020, compared to $100,139 for the nine months ended March 31, 2019. Other expense related primarily to interest expense imputed for our non-interest bearing advances from related parties. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital and are able to successfully close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect that our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital

	March 31,	June 30,	Change
	2020	2019	Amount	%
Cash	$2,634	$22,216	$(19,582)	(88%)

Current Assets	$117,565	$142,874	$(25,309)	(18%)
Current Liabilities	$4,098,261	$3,589,953	$508,308	14%
Working Capital (Deficiency)	$(3,980,696)	$(3,447,079)	$(533,617)	15%

Our working capital deficit increased as of March 31, 2020, as compared to June 30, 2019, primarily due to an increase in accrued expenses and advances under our operating agreement with Nami Development Corp.

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

Cash Flows

	Nine months ended
	March 31,		Change
	2020	2019	Amount	%
Cash Flows used in operating activities	$(140,748)	$(561,115)	$420,367	(75%)
Cash Flows used in investing activities	$(77,326)	$(137,921)	$60,595	(44%)
Cash Flows provided by financing activities	$202,797	$696,093	$(493,296)	(71%)
Effects on changes in foreign exchange rate	$(4,305)	$(135)	$(4,170)	3,089%
Net decrease in cash during period	$(19,582)	$(3,078)	$16,504	536%

Operating Activities

Net cash used in operating activities was $140,748 for the nine months ended March 31, 2020, compared to $561,115 in the same period in 2019.

During the nine months ended March 31, 2020, cash used in operating activities consisted of a net loss of $867,660, depreciation of property, plant and equipment of $5,833, amortization of concession acquisition costs of $159,865, imputed interest on non-interest bearing related party advances contributed as paid in capital of $158,156, expense paid directly through an unrelated party of $349,418, change in prepayment of $40,000, offset by change in other receivable and deposits of $11,463, change in inventory of $26,924 and change in accounts payable and accrued liabilities of $52,192.

During the nine months ended March 31, 2019, cash provided by operating activities consisted of a loss of $685,943, depreciation of property, plant and equipment of $7,524, amortization of concession acquisition costs of $25,625, imputed interest of $103,127, management fee paid by related party of $192,953, offset by change in prepayment of $42,579, change in other receivable and deposits of $14,458 and change in accounts payable and accrued liabilities of $147,364.

Investing Activities

Net cash used in investing activities was $77,326 for the nine months ended March 31, 2020, compared to $137,921 in the same period in 2019. During the nine months ended March 31, 2020, the Company purchased $5,383 of property and equipment and concession acquisition costs of $71,943. During the nine months ended March 31, 2019, the Company purchased $13,597 of property and equipment and concession acquisition costs of $124,324.

Financing Activities

Net cash provided by financing activities was $202,797 for the nine months ended March 31, 2020, compared to $696,093 in the same period in 2019. Net cash used in financing activities for the nine months ended March 31, 2020 included advances received from an unrelated party of $204,019 and advances received from a director of $792, offset by dividend on Series A Preferred Stock of $2,014. Net cash from financing activities for the nine months ended March 31, 2019 included $706,399 from advances received from related parties and $8,878 from the issuance of Series A Preferred Stock, offset by dividend on Series A Preferred Stock of $4,115 and repayments of related party advances of $15,069.

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

As of March 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of March 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of March 31, 2020, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of March 31, 2020, and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended March 31, 2020: None.

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

NAMI CORP., a Nevada corporation

DATED: May 15, 2020	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officer

DATED: May 15, 2020	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer - Compliance

