Form 10-K
period 2020-06-30
NAMI Corp.
filed 2021-08-20
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-187007

NAMI CORP.
(Exact name of registrant as specified in its charter)

Nevada	61-1693116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street Carson City 89703-4934
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

The number of shares outstanding of the registrant’s common stock as of August 19, 2021 was 1,426,927,346 shares, $0.001 par value.

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

OUR CORPORATE HISTORY AND BACKGROUND

We were incorporated in the State of Nevada on September 5, 2012. We established November 30 as our fiscal year-end. On July 4, 2018, we changed our fiscal year-end to June 30. We were originally developing a built-in safe with a combination lock that could store personal and/or valuable items inside of backpacks, carry-on luggage, and suitcases. Since our inception and until the acquisition of SBS, we were a development stage company without significant assets or revenue.

On October 31, 2016, a change in control occurred because the Company’s largest shareholder sold 60,750,000 shares of our common stock to the Company’s current Chairman, Ong Tee Keat, an individual residing in Malaysia, which represented 60.22% of the total issued and outstanding shares of common stock at that time. Such 60,750,000 shares sold represented all of the shares of the Company’s common stock owned by prior shareholder.

On October 31, 2016, we filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby we amended our Articles of Incorporation by (a) increasing the authorized number of shares of common stock from 200 million to 5 billion; and (b) increasing all of our issued and outstanding shares of common stock at a ratio of seven (7) shares for every one (1) share issued and outstanding. Our Board and shareholders approved this amendment on October 26, 2016.

Prior to November 3, 2016, we operated our business under the name “Pack Fuerte, Inc.” On November 3, 2016, Pack Fuerte, Inc. filed Articles of Merger, pursuant to the Nevada Revised Statutes 92A.200 et. seq., with the Nevada SOS. The Articles set forth the terms and conditions under which we entered into a statutory merger with our wholly owned subsidiary, NAMI Corp., with Pack Fuerte, Inc. as the merging corporation and NAMI Corp. as the surviving corporation. Thereafter we have operated under the name NAMI Corp.

Acquisition of SBS

On July 12, 2018, we acquired 100% of the outstanding shares of SBS from GMCI Corp (“GMCI”) in exchange for the issuance of a total of 720,802,346 shares of our common stock to GMCI (the “SBS Acquisition” or “Share Exchange”). As a result of the SBS acquisition, SBS became our wholly owned subsidiary; and the former SBS Shareholder, GMCI, became our controlling stockholder. The share exchange transaction was treated as a recapitalization, with SBS as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of SBS.

Immediately prior to the Share Exchange, GMCI owned all the issued and outstanding capital stock of SBS. As a result of our acquisition of SBS, we now own all the issued and outstanding capital stock of SBS. After the closing of the Share Exchange, we conduct our operations through our controlled, consolidated subsidiary SBS. SBS is primarily engaged in mining and exploration of properties located in Malaysia.

On July 4, 2018, our Board approved changing the fiscal year-end of the Company from November 30 to June 30 as a result of the SBS Acquisition.

On July 19, 2018, we were notified that the Board of GMCI deemed it to be in the best interests of GMCI and its stockholders for GMCI to approve and declare a dividend of restrictive shares of NAMI Corp. to the stockholders of GMCI, on a pro rata basis, determined in accordance with the number of shares of capital stock of GMCI held by such stockholders, thereby transferring ownership of 100% of the outstanding restrictive shares of NAMI Corp. owned by GMCI to the stockholders of GMCI (collectively, the “Nami Stock Dividend”). The Nami Stock Dividend was completed on August 21, 2018.

Filing of S-1 Registration Statement for our Selling Shareholders

On November 13, 2018, the Company filed a S-1 Registration Statement to register for the sale of up to 322,388,472 shares of our common stock by persons who received shares of our common stock pursuant to the Nami Stock Dividend and by persons who purchased shares of our common stock in private placements that we effected from April to September 2017 (the “Private Investors”). The recipients of the Nami Stock Dividend and the Private Investors are referred to in this annual report as the “selling stockholders”. The selling stockholders may sell common stock from time to time in the principal market on which the stock will be traded at the prevailing market price or in negotiated transactions. With respect to shares of our common stock that may be offered and sold from time to time by the selling stockholders, we will receive no proceeds from the sale of shares of our common stock pursuant to such offering. The Securities and Exchange Commission (“SEC”) declared the effectiveness of the resale S-1 Registration Statement on November 26, 2018.

Temporary Business Interruptions Caused by Covid-19

In December 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) in China that has since spread to all regions of the world. The outbreak was subsequently declared a pandemic by the World Health Organization in March of 2020. To date, the COVID-19 pandemic and preventative measures taken to contain or mitigate the outbreak have caused and continue to disrupt business, the financial markets, and economies globally.

The COVID-19 pandemic has resulted in certain negative impacts on the Company’s business, financial condition, and results of operations. The government of Malaysia implemented a Moving Control Order (“MCO”) active from March 2020 until July 2020 that caused us to suspend business operations. The MCO continues to be extended on a periodic basis and to impact our operations and ability to generate revenue.

The pandemic is an ongoing world issue, and the ultimate magnitude and duration of the COVID-19 pandemic remains unknown. Uncertainty around the magnitude and duration of a global public health crisis can cause instability in the global markets and economies, affecting our business in a multitude of ways and in varying magnitudes. Although we are unable to predict the ultimate impact of the COVID-19 pandemic on our business, financial condition, and results of operations, if this global health threat persists, it could adversely affect:

•	Global demand for bauxite, sea sand and river sand, negatively impacting our ability to generate cash flows from operations;
•	Our operations, including causing interruptions, reductions, or closures of our operations, due to decreased demand for our products, government regulations and/or fewer workers due to illness or public health restrictions;
•	Commercial sustainability of key vendors or transportation disruptions within our supply chain, which could result in higher inventory costs and/or inability to obtain key raw materials or fulfill customer orders; and
•	Global financial and credit markets and our ability to obtain additional credit or financing upon acceptable terms or at all, which could negatively affect our liquidity and financial condition.

Further or prolonged deterioration of adverse conditions could continue to negatively impact our business, financial condition, and results of operations. The situation surrounding COVID-19 is constantly evolving, and given its inherent uncertainty, we expect that the pandemic will continue to cause instability in the global markets and economies in the near term, particularly if there is a continued increase in COVID-19 cases globally and/or in the locations in which the Company operates. The duration and magnitude of the impact of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the emergence of new variants, increased infection rates in the areas in which we operate, the extent and effectiveness of containment actions, including the timing and effectiveness of vaccination efforts in the markets where we operate, and the impact of these and other factors on our employees, customers, suppliers, and joint venture partners. The impact of the COVID-19 pandemic has had an may continue to have a material adverse effect on our business, financial condition, and results of operations.

OVERVIEW

SBS, founded in August 14, 2008, is a Malaysian corporation primarily engaged in bauxite financing and trading, as well as mining and exploration of properties located in Malaysia.

SBS’ executive offices are located at No 1, 1st Floor, Lorong Sekilau 1, Bukit Sekilau, 25200 Kuantan, Pahang Darul Makmur, Malaysia.

On March 26, 2015, GMCI entered into a share exchange agreement (the “GMCI Agreement”) with all of the original shareholders of SBS (the “SBS Original Shareholders”). Pursuant to the GMCI Agreement, GMCI acquired 600,000 shares of capital stock of SBS (the “Original SBS Shares”) from the SBS Original Shareholders and in exchange issued 500,000,000 restricted shares of GMCI’s common stock to the SBS Original Shareholders.

The 600,000 Original SBS Shares constituted all of the issued and outstanding shares of SBS and were held by a total of three (3) shareholders, including GMCI’s sole director and Chief Executive Officer, Mr. Lok Khing Ming. Mr. Lok owned ten percent (10%) of the Original SBS Shares, or 60,000 shares. The remaining shares were owned by Mr. Liew Chin Loong (90,000 shares, or 15% of the Original SBS Shares), who resides in Malaysia and LYF & Son Realty Sdn. Bhd. (450,000 shares, or 75% of the Original SBS Shares), a Malaysian corporation. Pursuant to the GMCI Agreement, Mr. Lok received 50 million shares of GMCI’s common stock; Mr. Liew received 75 million shares of GMCI’s common stock; and LYF & Son Realty Sdn. Bhd. received 375 million shares of GMCI’s common stock. As a result of the GMCI Agreement, SBS became a wholly owned subsidiary of GMCI; and GMCI carried on the business of SBS as its primary business. The closing of the GMCI Agreement occurred on April 23, 2015.

In August 2018, SBS created a new class of preferred equity, designated as the “12% Redeemable Cumulative Preference Shares,” in its attempt to raise capital for business expansion and exploration of mining activities. SBS authorized the issuance of up to 50 million shares of the newly created class of preferred stock at an issue price of RM 1.0 per share. This new preferred equity carries a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred shares (the “Preferred Dividend”). The Preferred Dividend will have priority over any payment of dividends on the common shares of SBS. The preferred shares shall be redeemed by SBS at the “Redemption Price.” The Redemption Price for each share shall be an amount of shares of NAMI Corp., equal to the issue price of the preferred shares, plus the unpaid Preferred Dividends. SBS shall redeem the 12% Redeemable Cumulative Preference Shares on the second anniversary of their issuing date. In the event of a liquidation, dissolution or winding up of SBS, the holders of 12% Redeemable Cumulative Preference Shares, shall be entitled to have the assets available for distribution applied first to pay them an amount equal to the issue price, plus all unpaid Preferred Dividends. If SBS fails to effect the redemption of the preferred shares 45 business days after the second anniversary of the issuing date (the “Redemption Date”), then the holders of the preferred shares shall be entitled to deal with such shares in any manner. Failure by SBS to redeem any of the 12% Redeemable Cumulative Preference Shares on the Redemption Date will be regarded as a potential default by SBS of the terms of the 12% Redeemable Cumulative Preference Shares. The holders of 12% Redeemable Cumulative Preference Shares shall have no voting rights, except: (i) upon any resolution put forth when the Preferred Dividends remain in arrears and unpaid; (ii) upon any resolution that varies the rights of the preferred shares; (iii) upon any resolution for the winding up of SBS; (iii) upon any resolution to approve a capital reduction, repayment or distribution of SBS; (iv) upon any proposal to effect a scheme of arrangement; and (v) as required by law. On June 30, 2020, dividends in arrears totaled $3,280 (MYR 14,000) per share. As of the date of this report, dividends in arrears total $0.0136 (MYR 0.0579) per Series A Preferred share.

In August 2018, SBS commenced a capital raise of up to RM 50,000,000 (approximately USD 12.4 million) by offering shares of SBS’12% Redeemable Cumulative Preference Shares at a price of RM1.00 per share (the “12% Redeemable Cumulative Preference Shares Offering”). The 12% Redeemable Cumulative Preference Shares offering was closed on February 28, 2019. During the year ended June 30, 2020 and 2019, preferred dividends of $5,861 (RM25,200) and $6,097 (RM25,200), respectively, were distributed to the holders of the preferred shares.

In August 2018, the Company received approximately $59,530 (MYR 240,000) in the first subscription of the 12% Redeemable Cumulative Preference Shares offering. The Company received approximately $8,878 (MYR 40,000) in the second subscription of the 12% Redeemable Cumulative Preference Shares offering.

As of June 30, 2020, SBS had 280,000 shares of 12% Redeemable Cumulative Preference Shares outstanding which are redeemable for NAMI Corp. common shares. As of the date of this report 280,000 shares of 12% Redeemable Cumulative Preference Shares remain outstanding. To redeem such shares, SBS plans to pay the Redemption Price by purchasing shares of Nami Corp. directly from certain members of the board of directors of SBS, using proceeds from operating cash flows and at a discounted price. As of the date of this report, no shares of Nami Corp. have been transferred to the holders of the preferred shares.

In August 2020, the two-year term to redeem all of the 12% Redeemable Cumulative Preference Shares for the Redemption Price, to be paid in shares of Nami Corp. lapsed. The Company was unable to redeem the preferred shares due to a complete halt of operations in compliance with a Movement Control Order issued by the Malaysian government in response to the Covid-19 pandemic. Holders of the 12% Redeemable Cumulative Preference Shares received two letters from SBS informing them that operations had been halted; and that scheduled dividend payments and the redemption of shares had to be delayed due to the effects of Covid-19. Both letters proposed a new dividend payment schedule and redemption date. Failure to redeem the 12% Redeemable Cumulative Preference Shares constitutes a potential default under the agreements executed between SBS and the holders of the 12% Redeemable Cumulative Preference Shares, permitting such holders to take action to demand the completion of such redemption or to revoke their subscription of the 12% Redeemable Cumulative Preference Shares; and claim all costs and expenses incurred in connection with the rescission of their investment; including the Redemption Price. As of the date of this report, we have not been notified of the occurrence and continuation of an event of default by the Company, under the terms of the subscription agreement executed between SBS and the holders of the 12% Redeemable Cumulative Preference Shares; and we are not aware of any actions that have been taken against us by the holders of the 12% Redeemable Cumulative Preference Shares.

Products and Suppliers

Bauxite Financing

Until 2016, SBS was focused on exploration activities in order to develop properties for producing metal ores, such as iron ore, bauxite and tin ore. SBS held licenses to two (2) properties located in Malaysia, on which it was prospecting to mine iron ore. The total mining area included as part of those two (2) licenses consisted of 100 hectares (247 acres). When the GMCI Agreement was concluded, the market price per delivered dry tonne of iron ore was between $45 and $65. SBS believed that there would be a downward trend for iron ore prices and eventually the market price fell below $45 in December 2015. Accordingly, SBS commenced a plan to move into financing bauxite mining and trading in China. In January 2016, SBS’ two (2) licenses expired; and because of the lack of economic viability in the marketing of iron ore, management determined not to renew these licenses upon expiration.

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

Sincere Pacific holds a special permit from the government of Malaysia that allows it to hold up to 1.8 million metric tonnes (all tonnes referred to herein are metric) of bauxite stockpile for shipment at Felda Bukit Goh, Kuantan. This permit has no expiration date. Sincere Pacific and SBS intend to conclude approximately seven (7) shipments under this permit. As of June 30, 2020, the two parties have concluded five (5) shipments. The remaining two shipments have not been concluded and do not have a set date for shipping because the Malaysian government is still finalizing all the procedures and regulations for exporting bauxite. On March 22, 2018, Sincere Pacific obtained an additional bauxite export license for a total tonnage of 124,160.67 metric tonnes. The permit expired on April 30, 2018. No sales were made by Sincere Pacific under the verbal agreement in the year ended June 30, 2020. Sincere Pacific acquires or purchases bauxite from multiple sources in Malaysia for selling the ore to customers in China.

Upon purchasing bauxite in Malaysia, Sincere Pacific processes the ore in its facilities, then stockpiles the ore pending shipment. Each shipment of bauxite consists of up to 55,000 metric tonnes. SBS does not take physical possession of the minerals at any time. It has been verbally agreed between Sincere Pacific and SBS that SBS, in return for providing exporting financing, shall receive a commission based on the gross amount of washed bauxite tonnage of up to 20,000 metric tonnes per shipment. Thereafter, if successful, the two parties will enter a formal agreement with respect to further shipments under newly negotiated terms. It is anticipated by our management team that the sales price obtained by Sincere Pacific for unwashed bauxite could gross a total of up to USD $24.50 to USD $26.00 per dry and delivered metric tonne, free on board stowed and trimmed, subject to certain penalties or bonus based on the percentage of certain mineral compounds present (primarily aluminum oxide and silicon dioxide). Sincere Pacific issues payment to SBS upon successful conclusion of shipments, at an agreed USD $1.00 per delivered dry tonne, net any applicable fees such as storage, etc. The parties intend to formalize a written agreement for future mineral trading activities following successful conclusion of approximately seven (7) shipments whereby we hope that SBS will receive commissions on up to 140,000 gross tonnes. As of the date of this report, no formalized written agreement has been completed.

However, the price at which Sincere Pacific sells a shipment of bauxite is subject to negotiation and current market prices. Therefore, this average net income of USD$1.00 per tonne payable to SBS is subject to adjustment and possible volatility.

To date, Sincere Pacific has completed five (5) shipments of bauxite and SBS has provided Sincere Pacific with $614,226 (RM$2,504,769) of financing used towards a portion of these shipments. Of the total financing advanced by SBS, $186,744 (RM$800,000) has been repaid by Sincere Pacific as of the date of this filing. Through June 30, 2018, SBS has received revenue of $84,271 (RM$350,306) in commissions from Sincere Pacific from its bauxite trading operations. No sales were made by Sincere Pacific under the agreement in the year ended June 30, 2019 and June 30, 2020 and therefore no commissions were received by the Company during the year ended June 30, 2019 and June 30, 2020.

Sea Sand Mining

On August 30, 2017, SBS entered into an agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby JHW applied for and obtain a three (3) year mining concession from the Malaysian government to mine and dredge sea sand on the east coast of Peninsular Malaysia, effective beginning in January 2019, . JHW was first granted a concession with an area of 1,113km², which was later amended and reduced to 383km². The final approved area is 20.48km² within the jurisdiction of the state of Terengganu, Malaysia (the “Area”). Pursuant to the agreement, JHW was responsible for carrying out and submitting to the relevant authorities all necessary study reports, including, but not limited to, Environmental Impact Assessment (“EIA”) reports and feasibility and hydraulic studies with respect to the Area to obtain approval for the sea sand mining and dredging license (the “Final Approval”). SBS was responsible for bearing all costs and expenses incurred with respect to such application, and for providing all the required technical assistance with obtaining the concession licenses. In exchange for covering all costs and expenses in connection with the obtainment of the Final Approval, JHW granted SBS the exclusive right to develop, carry out and operate all mining and extraction activities in the Area, and to manage all matters related to the operation and extraction of sea sand, either by itself or by a nominee. Gross profits from operations of the mining activities in the Area shall be allocated 25% to JHW and 75% to SBS pursuant to the terms of the agreement. In addition, the SBS was required to prepay an advance of MYR 500,000 of future net incomes to JHW. As of June 30, 2019, SBS had paid MYR 250,000 (approximately $60,000 USD) to JHW, the residual MYR 250,000, remain outstanding and will be paid once operations commence.

SBS and JHW fulfilled all regulatory requirements and obtained the necessary approvals from all governmental agencies, including Department of Environment (“DOE”) (Jabatan Alam Sekitar), Department of Mineral and Geoscience Malaysia (“JMG”) (Jabatan Mineral dan Geosains Malaysia) and all 13 agencies under the jurisdiction of the state and federal governments of Malaysia for the three (3) year concession in January 2019.

The Final Approval of the sea sand mining and dredging license was obtained on January 10, 2019. SBS is now ready to begin its sea sand mining operation. The license expires on January 9, 2022; however, JHW has commenced the license renewal application, the receipt of which was acknowledged on June 29, 2021 by the Ministry of Energy and Natural Resources.

On December 30, 2020, SBS received an acceptance letter from Royal Resources Pte Ltd in connection with an offer to supply sea sand to the Shenzhen-Hainan reclamation project in China. The estimated value of the order is USD 37,500,000. The parties are in the process of finalizing the definitive supply agreement. SBS and JHW are now setting up the preparation for the sand mining operation, in compliance to the mining license stringent rules and regulation. The first batch of shipments of sea sand is expected to occur in the third quarter of 2021.

The offshore sea sand concession site is located on the east coast of Peninsular Malaysia, occupying an area spanning 20.57km², within the jurisdiction of the state of Terengganu, Malaysia.

The general location of the sea sand mining area is provided in the map below.

Entry into Letter of Intent of Granite Mining Business

On January 17, 2019, we entered into a Letter of Intent with Pembinaan Kaya Hebat Sdn Bhd, a Malaysian corporation engaged in granite mining business (“PKH”), for the acquisition by us of up to one hundred percent (100%) of the issued and outstanding capital stock of PKH at its fair market value (the “PKH Acquisition”). The completion of the PKH Acquisition is subject to various conditions precedent, including, but not limited to, negotiating and executing a form of purchase agreement that is acceptable to both parties, approval of the financial statements of both parties’ boards of directors, and fair market valuation of PKH. In the event that we are able to complete the PKH Acquisition, we intend to operate PKH as a wholly owned subsidiary or a majority-owned subsidiary. As of the date of this report, the PKH acquisition is till under negotiations. If the PKH acquisition is completed, it will trigger additional disclosure in subsequent reports and our financial statements.

NAMI Corp. aspires to become a global diversified mining company and is actively engaged in plans to expand by communicating with prospective mining businesses.

River Sand Mining

On September 6, 2019, SBS entered into a mining agreement with Wan Ismail bin Wan Ahmad (the “Donor”) pursuant to which the Donor granted to SBS the sole and exclusive rights to mine for river sand and other materials from a 1.9040 hectare (4.7 acre) plot of land located at Kampung Tiram, district of Kuala Kuantan, Kuantan, Malaysia (the “Concession”) for which the Donor had received a lease license from the State Government of Pahang. SBS shall pay the Donor a fixed monthly rate for the sole and exclusive rights to mine the Concession.

With the grant of the sole and exclusive rights of the aforementioned mining right for river sand, the Company expands its current business portfolio to river sand mining and trading. Meanwhile, the Company plans to continue acquiring strategic mining concessions to enhance its river sand mining division.

OUR INDUSTRY

Bauxite Trading

In 2015, Malaysia exported 24.3 million tonnes, resulting in $1.1 billion of revenue to exporters. China accounted for 99% of Malaysia’s export of bauxite. In 2016, the government of Malaysia banned all bauxite mining activities due to environmental concerns and ordered the clearing of the country’s stockpiled inventory of bauxite, requiring all exports to be done pursuant to approved permits issued by the Malaysian government (“Approved Permits”).2 As a result, Malaysia exported just 7.4 million metric tonnes of bauxite in 2016. The ban on the mining of bauxite in Malaysia lasted for three years and was finally lifted in April 2019. The total approximate amount of exported bauxite in 2018 decreased significantly to 515,217 tonnes as compared to 822,668 tonnes of bauxite exported in 2017.

Sincere Pacific currently holds an Approved Permit to export bauxite, which ensures the company applies sustainable mining practices to avoid environmental damage.

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

On October 3, 2018, Malaysia banned all exports of sea sand due to environmental concerns, to satisfy domestic demand, and to clamp down on illegal sand smuggling. Nowadays, sea sand can only be exported from Malaysia under a specific export Approved Permit. As of the date of this report, our partner, JHW, and one other company are the only two current export Approved Permit holders in Malaysia. Under the terms of JHW’s export Approved Permit, we can export up to 19,640,000m3 of sea sand. JHW applied for and obtained the export Approved Permit on April 9, 2021.

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

Apart from Perlis and Melaka, all other states contributed to the production of river sand in 2017. Local demand is expected to come from the revival of mega projects that were halted previously such as the Bandar Malaysia, East Coast Rail Link and Light Rail Transit 3 (“LRT 3”) projects. Bandar Malaysia’s development which occupies the former airport in Sungai Besi is estimated to be 196 hectares in size and will include 10,000 affordable housing units, a people’s park and priority for the use of local content and materials. Completion date is not confirmed yet but development is expected to take 20 years to complete. Tech giants such as Alibaba and Huawei have also expressed their interest to set up their ICT centres in Bandar Malaysia.

Another project that received the green light in April 2019 is the East Coast Rail Link (the “ECRL”). The ECRL is a key railway project consisting of 655 kilometres of railways connecting the eastern coast of Malaysia with the western part of the country. The project is expected to be completed in December 2026.

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

Currently, there is significant competition for financial capital to be deployed in mining and material extraction. Therefore, it is difficult for smaller companies such as us to attract investment for its exploration activities. We cannot give any assurances that we will be able to compete for capital funds; and without adequate financial resources, we cannot assure our investors or shareholders that the Company will be able to compete in exploration activities and ultimately in material deposit development, production and sales.

MARKETS, SALES AND DISTRIBUTION

The Company and SBS received the sea sand mining and dredging license on January 10, 2019. SBS is now ready to begin its sea sand mining operation. The license expires on January 9, 2022; and we have already commenced the license renewal application process, which was acknowledged on June 29, 2021 by the relevant government authorities.

As license holders, we plan to distribute and sell sea sand to customers from Malaysia’s neighboring countries, such as China, Japan, Singapore, Thailand, Vietnam, Brunei and Cambodia. Overall, market demand for sand is high. Singapore remains the largest importer of sand for land reclamation purposes, filling the sea along its coast with imported sand. Since 1965, Singapore has expanded its physical size by 25%.3 The Department of Mineral & Geoscience Malaysia reported that out of 36.7 million tonnes of sea sand produced in Malaysia in 2017, 1.5 million tonnes were exported, almost exclusively to Singapore.

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

REGULATION

Because our sole operating subsidiary SBS is located in Malaysia, our business is regulated by the national and local laws of Malaysia. We believe our conduct of business complies with existing Malaysia laws, rules and regulations.

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

PRINCIPAL ADDRESS

On December 31, 2020 we terminated our lease for the property located at Unit M2-3, Level M2, The Vertical Podium, Avenue 3, Bangsar South City, No 8 Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia. All of our officers and directors are working from home due to COVID. We plan to rent a new business operation office when we resume our operation. Our U.S. registered office is located at 112 North Curry Street, Carson City, Nevada 89703-4934. Our telephone number is +603 – 2242 4913.

EMPLOYEES

The Company has no employees, only the officers listed in this Annual Report in Part III.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company does not own any real property or facilities. SBS leases its chief executive offices located at Lorong Sekilau 1, Bukit Sekilau, No 1, 1st Floor, Kuantan, Pahang 25200.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Mine safety disclosures are not applicable to our Company because our operations are not subject to the Federal Mine Safety and Health Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

Our shares of common stock are not traded on a national exchange; rather, they are traded on the OTC Pink Market under the symbol “NINK.” On August 18, 2021 the closing bid price for one share of common stock was $0.30. The following table sets forth, for the periods indicated, the high and low trade prices for our common stock as reported on the OTC PINK Market. During the fiscal years 2020 and 2019 our common stock did not trade above $3.

On November 1, 2016, our common stock was verified for trading on OTCQB Marketplace under the trading symbol NINK. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTC Pink for the two quarters of 2021, for the four quarters of 2020, and for the four quarters of 2019.

	High	Low
2021: First Quarter	$1.40	$0.75
2021: Second Quarter	$0.75	$0.25

2020: First Quarter	$2.35	$2.35
2020: Second Quarter	$2.35	$2.31
2020: Third Quarter	$2.31	$1.25
2020: Fourth Quarter	$2.00	$0.90

2019: Third Quarter	$2.15	$1.80
2019: Fourth Quarter	$2.35	$2.00

Number of Holders

As of August 19, 2021, 1,426,927,346 shares of our common stock were outstanding and held of record by approximately 3,010 stockholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2020. We have not paid any cash dividends since inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

 The following summary of our results of operations should be read in conjunction with our financial statements for the year ended June 30, 2020 and 2019, which are included herein.

Our operating results for year ended June 30, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Year ended
	June 30,
	2020	2019	Change	%
Sales	$5,003	$-	$5,003	-
Cost of Goods Sold	92,412	-	92,412	-
Gross Loss	(87,409)	-	(87,409)	-
Operating expenses	1,060,920	913,425	147,495	16%
Other Expense	194,840	172,627	22,213	13%
Net loss	$(1,343,169)	$(1,086,052)	$(257,117)	24%

The Company recognized revenues of $5,003 and incurred gross loss of $87,409 from the sales of minded sand from the River Sand Project during the year ended June 30, 2020. The Company did not recognize any revenues for the year ended June 30, 2019.

Our financial statements reported a net loss of $1,343,169 for the year ended June 30, 2020 compared to a net loss of $1,086,052 for the year ended June 30, 2019. Our losses have increased on a year-over-year basis, primarily as a result of an increase in gross loss from the sale of river sand of $87,409, an increase in operating expenses of $147,495 and an increase in other expense of $22,213. The increase in operating expenses was primarily the result of increases in general and administrative expenses and amortization and impairment of concession acquisition costs which included a full year of amortization during the year ended June 30, 2020 compared to a partial year in the prior period along with an impairment charge of $182,383 during the year ended June 30, 2020. These increases were offset by decreases in management fees, which for the year ended June 30, 2019 were entirely compensation related and in addition to a decrease in professional fees.

Other expense increased to $194,840 for the year ended June 30, 2020, compared to $172,627 for the year ended June 30, 2019. Other expense related primarily to interest expense imputed for our non-interest bearing advances from related parties. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital, obtain an export license, and are able to successfully close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect that our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital

	June 30,	June 30,	Change
	2020	2019	Amount	%
Cash	$1,133	$22,216	$(21,083)	(95)%

Current Assets	$31,814	$142,874	$(111,060)	(78)%
Current Liabilities	$4,249,617	$3,589,953	$659,664	18%
Working Capital Deficit	$(4,217,803)	$(3,447,079)	$(770,724)	22%

Our working capital deficit decreased as of June 30, 2020, as compared to June 30, 2019, primarily due to an increase in current liabilities to fund operating losses.

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

Due to the continuing losses and operating results to date, our financial statements include a statement that there is a going concern in regards to the Company. Without significant additional investment in the form of debt or equity we may have difficulty meeting our obligations as they come due prior to our obtaining all the necessary permits to begin contracting for sea sand mining permits.

Cash Flows

	Year ended June 30,		Change
	2020	2019	Amount	%
Cash Flows used in operating activities	$(179,616)	$(230,356)	$50,740	(22)%
Cash Flows used in investing activities	$(71,373)	$(137,710)	$66,337	(48)%
Cash Flows provided by financing activities	$230,426	$375,940	$(145,514)	(39)%
Effects on changes in foreign exchange rate	$(520)	$(4,730)	$4,210	(89)%
Net change in cash during period	$(21,083)	$3,144	$(24,227)	(771)%

Operating Activities

Net cash used in operating activities was $179,616 for the year ended June 30, 2020 compared to $230,356 in the same period in 2019.

During the year ended June 30, 2020, cash used in operating activities consisted of a net loss of $1,343,169, amortization and impairment of concession acquisition costs of $370,058, depreciation of property and equipment of $7,716, imputed interest on non-interest bearing related party advances contributed as paid in capital of $210,232, expenses paid directly through unrelated party advances of $368,357, and changes in prepaid assets of $99,478, other receivable and deposits of $(11,311) and accounts payable and accrued liabilities of $119,023.

During the year ended June 30, 2019, cash provided by operating activities consisted of a loss of $1,086,052, depreciation and amortization of $60,838, imputed interest of $175,610, management fees and expenses paid directly through related party advances of $799,164, and changes in prepaid assets of $(76,892), other receivable and deposits of $5,084, and accounts payable and accrued liabilities of $(108,108).

Investing Activities

Net cash used in investing activities was $71,373 for the year ended June 30, 2020, compared to $137,710 in the same period in 2019. During the year ended June 30, 2020, the Company incurred concession acquisition costs of $71,373. During the year ended June 30, 2019, the Company purchased $13,597 of plant and equipment and incurred concession acquisition costs of $124,113.

Financing Activities

Net cash from financing activities was $230,426 for the year ended June 30, 2020, compared to $375,940 in the same period in 2019. Net cash from financing activities for the year ended June 30, 2020 included $17,617 from advances received from related parties and $218,670 from unrelated parties, offset by dividends on Series A Preferred Stock of $5,861. Net cash from financing activities for the year ended June 30, 2019 included $8,878 in proceeds from the issuance of Series A Preferred Stock, $388,203 from advances received from related parties, offset by repayments of related party advances of $15,044 and dividends on Series A Preferred Stock of $6,097.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, our company has negative working capital, recurring losses, and does not have an established source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about our company’s ability to continue as a going concern.

The ability of our company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if our company is unable to continue as a going concern.

In the coming year, our company’s foreseeable cash requirements will relate to continual development of the operations of our business, maintaining our good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business developments. Our company may experience a cash shortfall and be required to raise additional capital.

Historically, we have mostly relied upon internally generated funds such as shareholder loans and advances to finance our operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of our company’s stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our company’s failure to do so could have a material and adverse effect upon us and our shareholders.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NAMI CORP.

AUDITED FINANCIAL STATEMENTS

June 30, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nami Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nami Corp. (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two years ended June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two years ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 2, which includes management’s plans in regards to this uncertainty, the Company has a negative working capital of approximately $4.2 million and an accumulated deficit of approximately $6.2 million and stockholders’ deficit of approximately $4.2 million as of and for the year ended June 30, 2020, and therefore there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois

August 20, 2021

We have served as the Company’s auditor since 2018.

NAMI Corp.

Consolidated Balance Sheets

	June 30,	June 30,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$1,133	$22,216
Prepayment	-	100,481
Other receivables and deposits	30,681	20,177
Total Current Assets	31,814	142,874

Concession acquisition costs, net	-	303,726
Property and equipment, net	28,194	23,048
TOTAL ASSETS	$60,008	$469,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$159,267	$40,244
Other payables and accruals	26,078	3,946
Amount due to related parties	3,489,687	3,545,763
Amount due to unrelated party	574,585	-
Total Current Liabilities	4,249,617	3,589,953

TOTAL LIABILITIES	4,249,617	3,589,953

Commitments and contingencies (Note 9)

STOCKHOLDERS’ DEFICIT
Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; 280,000 shares issued and outstanding	68,408	68,408
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value, 1,426,927,346 shares issued and outstanding	1,426,927	1,426,927
Additional paid-in capital	385,842	175,610
Accumulated deficit	(6,203,396)	(4,854,366)
Accumulated other comprehensive income	132,610	63,116
Total Stockholders’ Deficit	(4,189,609)	(3,120,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$60,008	$469,648

The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended
	June 30,
	2020	2019
Revenue
Sales	$5,003	$-
Cost of Goods Sold	92,412	-
Gross Loss	(87,409)	-

Operating Expenses
Depreciation of property and equipment	7,716	9,675
Amortization and impairment of concession acquisition costs	370,058	51,163
General and administrative expenses	419,593	158,300
Management Fees - related party	-	252,489
Professional Fees	263,553	441,798
Total Operating Expenses	1,060,920	913,425

Loss from Operations	(1,148,329)	(913,425)

Other Income (Expense)
Other income	15,392	2,983
Interest expense, related parties	(210,232)	(175,610)
Total Other Expenses	(194,840)	(172,627)

Loss before taxation	(1,343,169)	(1,086,052)
Income taxes	-	-
Net Loss	$(1,343,169)	$(1,086,052)

Dividend on Series A Preferred Stock	(5,861)	(6,097)
Net loss attributable to common stockholders	$(1,349,030)	$(1,092,149)

Other Comprehensive Income
Foreign currency translation adjustments	69,494	45,325
Total Comprehensive Loss	$(1,273,675)	$(1,040,727)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	1,419,035,350

The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp.

Consolidated Statements of Changes in Stockholder’s Deficit

							Accumulated
	Preferred Shares		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Deficit

Balance - June 30, 2018	-	$-	720,802,346	$720,802	$-	$(2,629,699)	$17,791	$(1,891,106)

Recapitalization	-	-	706,125,000	706,125	-	(1,132,518)	-	(426,393)
Series A Preferred Stock issued	280,000	68,408	-	-	-	-	-	68,408
Preferred dividend	-	-	-	-	-	(6,097)	-	(6,097)
Imputed interest	-	-	-	-	175,610	-	-	175,610
Foreign currency translation adjustment	-	-	-	-	-	-	45,325	45,325
Net loss	-	-	-	-	-	(1,086,052)	-	(1,086,052)

Balance - June 30, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$175,610	$(4,854,366)	$63,116	$(3,120,305)

Preferred dividend	-	-	-	-	-	(5,861)	-	(5,861)
Imputed interest	-	-	-	-	210,232	-	-	210,232
Foreign currency translation adjustment	-	-	-	-	-	-	69,494	69,494
Net loss	-	-	-	-	-	(1,343,169)	-	(1,343,169)

Balance - June 30, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$385,842	$(6,203,396)	$132,610	$(4,189,609)

The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp.

Consolidated Statements of Cash Flows

	Year ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,343,169)	$(1,086,052)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation of property and equipment	7,716	9,675
Amortization and impairment of concession acquisition costs	370,058	51,163
Imputed interest contributed as additional paid in capital	210,232	175,610
Management fee paid by related party	-	252,489
Expenses paid directly through related party advances	-	546,675
Expenses paid directly through an unrelated party	368,357	-
Change in assets and liabilities
Prepayment	99,478	(76,892)
Other receivable and deposits	(11,311)	5,084
Accounts payable and accrued liabilities	119,023	(108,108)
Net cash used in operating activities	(179,616)	(230,356)

CASH FLOWS FROM INVESTING ACTIVITIES
Concession acquisition costs	(71,373)	(124,113)
Purchase of property and equipment	-	(13,597)
Net cash used in investing activities	(71,373)	(137,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Series A preferred stock	-	8,878
Dividend on Series A Preferred Stock	(5,861)	(6,097)
Advances received from related parties	17,617	388,203
Advances received from an unrelated party	218,670	-
Repayments of related party advances	-	(15,044)
Net cash provided by financing activities	230,426	375,940

Effects on changes in foreign exchange rate	(520)	(4,730)

Net change in cash and cash equivalents	(21,083)	3,144
Cash and cash equivalents - beginning of period	22,216	19,072
Cash and cash equivalents - end of period	$1,133	$22,216

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of stock payable to additional paid in capital	$-	$58,630
Assets and liabilities paid directly by related party advance	$-	$84,921
Common stock issued for acquisition of SBS	$-	$720,802

The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The amounts shown in these financial statements for periods prior to July 4, 2018 are those of SBS. For the period from July 5, 2018 through June 30, 2020, the amounts shown in these financial statements are the consolidated results of the Company including its wholly owned subsidiary, SBS.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary SBS Mining Corp. Malaysia Sdn. Bhd. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net (loss).

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

Revenue Recognition

The Company recognizes revenue from the sale of mined sand from the Sea Sand Mining Project (see Note 10) in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

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

During the year ended June 30, 2020, the Company recognized revenue of $5,003 for the mined sand that have been delivered to the customers. The Company incurred cost of sales of $92,412, resulting in gross loss of $87,409.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2020, and 2019, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to MYR 250,000 (approximately US$60,000). From time to time the Company’s account balances may exceed that limit.

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

During the year ended June 30, 2020, the Company produced 16,280 metric tonnes (“mt”) of mined sand valued at and sold 2,480 mt of mined sand for gross proceeds of $5,003.

As of June 30, 2020, the Company did not hold any inventories.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

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

Mineral Properties

The Company is engaged in the business of the acquiring, exploring, developing, mining, and producing mineral properties and or resources, with a current emphasis on sea sand mining (see Note 10) and previous emphasis on iron ore, bauxite and tin. Mineral claims and other property acquisition costs are capitalized as incurred. Such costs are carried as an asset of the Company and JHW Holdings Sdn. Bhd. until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development costs, are capitalized. The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves. If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the year ended June 30, 2020 and 2019, there was impairment of long-lived assets of $182,383 of capitalized concession costs and $nil, respectively.

Leases

Effective October 1, 2019, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and additional ASUs issued to clarify and update the guidance in ASU 2016-02 (collectively, the “new leases standard”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted the new leases standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated. For contracts existing at the time of adoption, the Company elected to not reassess (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs.

Segment Reporting

FASB ASC 820 “Segments Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. Our proposed future business segments are expected to span more than one geographical area. Specifically, the Company intends to generate revenue through mineral trading and exploration activities. See Note 14.

Income Taxes

The asset and liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. In estimating future tax consequences, all expected future events are considered other than enactment of changes in the tax law or rates.

The Company adopted ASC 740 ”Income Taxes,” which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits.

The determination of recording or releasing tax valuation allowance is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate future taxable income against which benefits of its deferred tax assets may or may not be realized. See Note 13.

Loss Per Share

The Company follows the provisions of ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Basic and diluted losses per share are the same as all potentially dilutive securities are anti-dilutive.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of June 30, 2020 and 2019, there were approximately 43,738 and 45,159 potentially diluted common shares outstanding from 280,000 shares of preferred stock, respectively.

Recently issued accounting pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt the new standard effective July 1, 2021 and do not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2020, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Note 2 – Going Concern

For the year ended June 30, 2020, the Company reported a net loss of $1,343,169. In addition, as of June 30, 2020, the Company had a working capital deficit of approximately $4.2 million with cash on hand of approximately $1,000. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2021 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 (see Note 10). The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

The Company’s plan is to continue to work with JHW and hired consultants to meet the requirements of the Government of Malaysia and secure export license rights for mined sea sand. Exports rights are critical to the Company’s plans to develop its sea sand mining business. In addition, during this period, the Company with JHW is also working on the requirements to extend or renew its current sea sand mining license past its current expiration date in January 2022. The Company is currently exploring financing options in order to continue its work on these fronts and also to keep operations running during this period.

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

Note 4 – Plant and Equipment

	June 30,	June 30,
	2020	2019
Cost
Motor Vehicles	$15,231	$15,725
Office equipment	24,944	25,753
Computers and software	13,240	13,671
Tools and equipment	497	513
Furniture and Fixture	36,396	37,579
	90,308	93,241
Accumulated Depreciation	(62,114)	(70,193)
Plant and Equipment, Net	$28,194	$23,048

Depreciation for the years ended June 30, 2020 and 2019 was $7,716 and $9,675, respectively.

Note 5 – Other receivable and deposits

	June 30,	June 30,
	2020	2019

Sundry receivables	$23,558	$19,136
Other receivable	6,209	605
Deposits, including utility, security deposits	914	436
	$30,681	$20,177

Note 6 – Related party advances and expenses

Advances from related parties:

	June 30,	June 30,
	2020	2019

Advances from SBS Directors	$997,706	$1,027,953
Advances from related party	1,792,850	1,795,964
Advances from holding company	699,131	721,846
Total	$3,489,687	$3,545,763

During the year ended June 30, 2020 and 2019, the Company received advances from directors of $2,135 and $388,203, respectively and repaid advances from a director of $nil and $15,044, respectively.

During the year ended June 30, 2020, the Company received advances from a related party of $15,482. During the year ended June 30, 2019, the Company received advances from related parties of $799,164.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $210,232 and $175,610 during the year ended June 30, 2020 and 2019, respectively.

On July 4, 2018, related party liabilities were acquired (see Note 12).

Concentration of Risk

To date the Company has been reliant on funding from related parties as the Company does not have the current existing capital resources to execute its business plan.

Note 7 – Due from unrelated parties

During the year ended June 30, 2020, the Company received advances from an unrelated party of $218,670 and received payment of expenses incurred totaling $368,357. These amounts are unsecured, non-interest bearing and due on demand.

Note 8 – Leases

On August 1, 2019, the Company executed a lease for office space for a three-year term expiring July 31, 2022. The base lease amount is $1,453 (MYR 6,200) per month. During the year ended June 30, 2020, the lease was terminated and the Company recognized expense of $5,163 in general and administrative expenses associated with forfeited deposits associated with the lease and did not incur any further gains or losses associated with the derecognition of the operating lease right-of-use asset and associated lease liability.

Note 9 – Commitments and Contingencies

Other Matters

On July 1, 2019, the Company entered into a corporate services agreement (the “Corporate Services Agreement”) with Nami Development Capital Sdn. Bhd. (“NDC”). Pursuant to the terms of the Corporate Services Agreement, NDC will provide general corporate and administrative services, including, but not limited to, accounting and payroll services and human resources support, to the Company and SBS. The Company and SBS will each pay a monthly retainer and reimburse the out-of-pocket expenses reasonably incurred by NDC in connection with the provision of these services as compensation to NDC. Additionally, the Company and SBS will each reimburse NDC for any service taxes, as well as any other taxes, incurred in connection with NDC’s carrying out this Corporate Services Agreement. Either party may terminate the Corporate Services Agreement upon 90 days’ written notice, provided that the non-terminating party reserves the right to negotiate for a longer period in order to effect an orderly transition. At June 30, 2020, the acquisition is not currently probable and is subject to further negotiations in the future.

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

Note 10 – Share Capital

Common Stock

The Company’s capitalization is 5,000,000,000 common shares with a par value of $0.001 per share.

As of June 30, 2020, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

As at June 30, 2020 and 2019, the Company had 1,426,927,346 common shares issued and outstanding.

Preferred Shares - SBS

In August 2018, SBS designated a new class of preferred equity, designated the 12% redeemable cumulative preference shares, in its attempt to raise capital for business expansion and exploration and mining activities. SBS authorized the issuance of up to 50 million shares at the issue price of MYR 1.0 per share. The new preferred equity carries a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred security. The preferred dividend will have priority to any payment of dividends on the common equity. The preferred shares automatically convert to NAMI Corp common shares two years after issuance if not converted earlier at the rate of USD $1.50 on then value translated into USD of each 12% redeemable cumulative preference share (see Note 17). In the event of the liquidation or winding up of SBS, the preferred shares are entitled to distributions prior to any amounts distributed to the common equity holders. The holders of the preferred shares, so long as the cumulative preferred dividend is timely paid each quarter, have no general voting rights, but have rights to vote on any matters that effect the provisions of the preference shares. In the event that SBS fails to timely make its quarterly dividend payment, the holders of the preferred equity receive the right to vote on any and all general corporate matters on a 1 for 1 basis with the number of preferred shares held. As at June 30, 2020, dividends in arrears totaled $3,280 (MYR 14,000).

In August 2018, the Company received approximately $59,530 (MYR 240,000) in the first subscription of its 12% redeemable cumulative preference shares (see below).

In August 2018, the Company received approximately $8,878 (MYR 40,000) in a second subscription of its 12% redeemable cumulative preference shares (see below).

The preferred share subscription offering was closed on February 28, 2019.

During the year ended June 30, 2020 and 2019, preferred dividends of $5,861 and $6,097, respectively, was distributed to the holders of the preferred shares.

Instruments Convertible into Common or Preferred Shares

As at June 30, 2020, the SBS had 280,000 shares of preferred stock outstanding which are convertible into 43,738 common shares.

Note 11 – Sea Sand Mining Project

On August 30, 2017, SBS entered into an irrevocable right of use (“IRU”) agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby SBS was given exclusive rights to operate mining and extraction activities on the designated area (1,113 square kilometers outside the waters of the state of Terengganu, Malaysia, subject to certain terms and conditions therein) and manage all matters relating to the operations. The Company currently estimates that the acreage available under the IRU will provide approximately 5 years of sustained mining operations. As part of the IRU, the Company is responsible for all permitting costs (both for mining operation and for the right to sell the mined sand internationally) at both the state and federal levels of all applicable ministries and departments in Malaysia. As compensation for the IRU, the Company is obligated to remit to JHW on a quarterly basis, 25% of the profits from the mining activities, as defined within the agreement. The Company submitted the required environmental and engineering assessments as part of the permitting process for approximately 383 square kilometres, and in January 2019, JHW was issued by the government of Malaysia the first set of permits necessary to commence sea sand mining operations. The final approved area was 20.48km² within the jurisdiction of the state of Terengganu, Malaysia (the “Area”). The Company is required to prepay MYR 500,000 of future royalty amounts due under the agreement with JHW, of which SBS funded MYR 250,000 (approximately $60,000) as of June 30, 2020. On June 30, 2020 the Company determined that the recoverable amount of this prepayment was nil and recorded an expense of $59,478 in cost of goods sold associated with the write-down.

As of June 30, 2020, SBS has capitalized $343,629 (MYR 1,466,541) of concession acquisition costs associated with the permit applications for the project. During the year ended June 30, 2020, amortization of $116,302 (MYR 488,847) was recorded. SBS is amortizing the costs over the three-year life of the mining permit issued. On June 30, 2020, the Company determined that the recoverable amount of the concession acquisition costs was nil and recorded an impairment loss of $182,383 associated with the write-down.

Note 12 – River Sand Mining Project

On September 6, 2019, SBS Mining Corp. Malaysia Sdn. Bhd.a entered into a mining agreement with Wan Ismail bin Wan Ahmad (the “Donor”) pursuant to which the Donor granted to SBS the sole and exclusive rights to mine for river sand and other materials from a 1.9040 hectare (4.7 acre) plot of land located at Kampung Tiram, district of Kuala Kuantan, Kuantan, Malaysia (the “Concession”) for which the Donor had received a lease license from the State Government of Pahang. SBS shall pay the Donor a fixed monthly rate for the sole and exclusive rights to mine the Concession. During the year ended June 30, 2020, the Company paid MYR 300,000 ($71,373 USD) of concession acquisition costs for the rights to the site. During the year ended June 30, 2020, the Company recorded amortization of the concession costs of $71,373 MYR 300,000). The contract expired on December 31, 2019.

Note 13 – Nami Corp. Acquisition of SBS

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

Note 14 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since their inceptions, the Company and its wholly owned subsidiary incurred net losses and, therefore, have no tax liability, as the Company has recorded a valuation allowance fully covering all net deferred tax assets for itself and SBS for all periods presented. The cumulative net operating loss carry-forward in the US is approximately $1.6 million and approximately $2.0 million in Malaysia at June 30, 2020 and 2019 respectively and will begin to expire in the year 2033 in the US and 2034 in Malaysia.

Net deferred tax assets were made up of the following items as of June 30:

	2020	2019
Deferred tax assets:
Impairment of related party receivables	$100,000	$90,300
Depreciation of Property, Plant and Equipment	-	5,700
Other	-	22,200
Net operating loss carryforwards	810,200	610,000
Total long-term deferred tax asset	910,200	728,200
Deferred tax liabilities:
Related party liabilities	(28,100)	(25,300)
Concession acquisition costs	-	(63,800)
Total deferred tax liabilities	(28,100)	(89,100)
Valuation Allowance	(882,100)	(639,100)

Total Net Deferred Tax Assets	$-	$-

The difference from the reported income tax benefit to that expected from the loss from operations computed using the United States statutory federal income tax rate of 21% compared to the Malay statutory federal income tax rate of 24% in Fiscal 2020 and 21% Fiscal 2019 is as follows for June 30:

	2020	2019

Expected income tax benefit	$(282,100)	$(228,100)
Permanent timing difference	75,300	7,900
Other	(19,400)	(17,100)
Difference in tax rates between US and Malaysia	(16,800)	(7,800)
Valuation allowance	(243,000)	(245,100)

Reported income tax expense (benefit)	$-	$-

Note 15 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the year ended June 30, 2020 and 2019:

Year Ended June 30, 2020	USA	Malaysia	Total
Revenue	$-	$5,003	$5,003
Cost of Goods Sold	-	(92,412)	(92,412)
Depreciation of property and equipment	-	(7,716)	(7,716)
Amortization and impairment of concession acquisition costs	-	(370,058)	(370,058)
General and administrative expenses	(243,850)	(175,743)	(419,593)
Professional fees	(260,317)	(3,236)	(263,553)
Other income (expenses)	(60,511)	(134,329)	(194,840)
Net loss	$(564,678)	$(778,491)	$(1,343,169)

Year Ended June 30, 2019	USA	Malaysia	Total
Revenue	$-	$-	$-
Depreciation of property and equipment	-	(9,675)	(9,675)
Amortization of concession acquisition costs		(51,163)	(51,163)
General and administrative expenses	(108,086)	(50,214)	(158,300)
Management fees	(252,489)	-	(252,489)
Professional fees	(429,153)	(12,645)	(441,798)
Other income (expenses)	(36,242)	(136,385)	(172,627)
Net loss	$(825,970)	$(260,082)	$(1,086,052)

The following table shows assets information by geographic segment at June 30, 2020 and 2019:

As of June 30, 2020	USA	Malaysia	Total
Current assets	$-	$31,814	$31,814
Property and equipment, net	-	28,194	28,194
Total assets	$-	$60,008	$60,008

As of June 30, 2019	USA	Malaysia	Total
Current assets	$40,000	$102,874	$142,874
Concession acquisition costs	-	303,726	303,726
Property and equipment, net	-	23,048	23,048
Total assets	$40,000	$429,648	$469,648

Note 16 – Risks And Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

Note 17 – Subsequent Events

In August 2020, the two-year term of the 12% redeemable cumulative preferred shares had lapsed and the Company did not convert such shares into NAMI Corp common shares as described in Note 10. The Company’s failure to redeem these preferred shares represents a potential default in the agreements held with said shareholders, permitting them to take action to affect the completion of such redemption as far as practicable having regards to such potential defaults or to revoke the subscription and claim all costs and expenses incurred in termination of such subscription including the redemption price. As of the date of this report, no action had been taken against the Company with respect to such potential default. On July 1, 2020, SBS sent a letter to the holders of the 12% redeemable cumulative preferred shares, to inform them that the Company had been forced to close its operations and offices to comply with the Malaysian government’s Movement Control Order, Conditional Movement Control Order and Recovery Movement Control Order, all in effect between the months of March and August of 2020. In the letter, the Company proposed a new dividend payment schedule and redemption date. Later, on February 3, 2021, SBS sent a new letter to the holders of the 12% redeemable cumulative preferred shares, further delaying the proposed new dividend payment schedule and redemption date due to the continuation of the Movement Control Order.

In December 2020, the Company accepted an offer from Royal Resources PTE Ltd. (“Royal Resources”) related to a Sea Sand Dredging Project located at Kawasan Luar Perairan Negeri Terengganu. Upon issuing the acceptance letter, Royal Resources paid the Company an advance (the “Advances”) of approximately $49,236 (MYR 207,000). The Advance is refundable to Royal Resources if the Company is unable to obtain an export license, sea sand does not meet quality requirements, or a disagreement arising from royalty fees and dredging environment issue. Upon signing an agreement with Royal Resources, the Company will receive an additional approximate $421,763 (MYR 1,800,000) from Royal Resources.

In April 2021, the Company received an advance from an unrelated party totaling approximately $10,907 (MYR 45,000), which was subsequently repaid in May 2021.

In April 2021, the Company received approximately $24,238 (MYR 100,000) from each of two (2) investors related to the Company’s Sea Sand Mining project, and entered into formal agreements with each investor in August 2021. In exchange for consideration, each investor will be entitled to a royalty payment of approximately $0.02 (MYR 0.10) per every metric cubic meter of sea sand dredged, removed, transported, exported and sold from the project’s specified area. Payments are due to each investor on a quarterly basis, payable fourteen (14) days after the last day of each month in a quarterly calendar. Payments will not be paid in November and December during the monsoon season. If the Sea Sand Mining project fails to be implemented fully or partially due to uncontrollable factors, the Company must issue shares to the investee an amount equal to the investment amount or the balance at the prevailing market price on the date of issue.

In May 2021, the Company received an advance of approximately $484,760 (MYR 2,000,000) from an investor, upon the signing of a formal agreement related to the Company’s Sea Sand Mining project. In exchange for consideration, each investor will be entitled to a royalty payment of approximately $0.48 (MYR 2.00) per every metric cubic meter of sea sand dredged, removed, transported, exported and sold from the project’s specified area. Payments are due to each investor on a quarterly basis, payable fourteen (14) days after the last day of each month in a quarterly calendar. If the Sea Sand Mining project fails to be implemented fully or partially due to uncontrollable factors, the Company must refund the investment amount. As security for the investment and royalty, the Company’s directors have entered into a personal guarantee arrangement with the investors in the amount of approximately $1,211,900 (MYR 5,000,000), which terminates upon cumulative payments of this amount to the investor.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, we concluded that the Company’s disclosure controls and procedures are ineffective in gathering, analyzing, and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls, and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures, which are identified below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

2. Failure to timely test for impairment of long-lived assets. The Company failed to timely assess its long-lived assets in regards to concession costs for impairment.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes: maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected.

As of June 30, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of June 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of June 30, 2020, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of June 30, 2020 and communicated to our management.

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

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the accounting department. Additional personnel will also provide the cross training needed to support the Company if personnel turnover issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Prior to the second quarter of 2019, the Company and Nami Development Capital Sdn. Bhd. (“NDC”) were determined to be related parties by virtue of their relationships with Mr. Lew Sze How and Mr. M.W. “Jason” Chan. Messrs. Lew and Chan were directors and shareholders of NDC while serving as officers of the Company. However, on May 30, 2019, Messrs. Lew and Chan resigned as directors of NDC; and on June 14, 2019, they ceased to be shareholders of NDC. In May 2020, the Company terminated Chan as the Chief Financial Officer of the Company. Accordingly, the Company and NDC are no longer related parties.

ITEM 9B. OTHER INFORMATION.

Prior to the second quarter of 2019, the Company and Nami Development Capital Sdn. Bhd. (“NDC”) were determined to be related parties by virtue of their relationships with Mr. Lew Sze How and Mr. M.W. “Jason” Chan. Messrs. Lew and Chan were directors and shareholders of NDC while serving as officers of the Company. However, on May 30, 2019, Messrs. Lew and Chan resigned as directors of NDC; and on June 14, 2019, they ceased to be shareholders of NDC. In May 2020, the Company terminated Chan as the Chief Financial Officer of the Company. Accordingly, the Company and NDC are no longer related parties.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Prior to October 31, 2016, the Board of Directors fo the Company (the “Board”) consisted of Mr. Bunloet Srihanorm as sole director. Effective December 13, 2016, the Board appointed Mr. Ong Tee Keat as Chairman of the Board; and Mr. Bunloet Srihanorm resigned as the sole director of the Company. On June 22, 2017, the number of directors of the Company was increased from one (1) to three (3) members. To fill the newly created vacancies, the Board appointed Nik Ismail bin Nik Yusoff and Abdul Aziz bin Haji Jaafar as members of the Board. On August 23, 2017, the number of directors of the Company was again increased from three (3) members to four (4) members. To fill the newly created vacancies, Soh Ooi Tech was appointed as a member of the Board.

In addition, effective December 13, 2016, the Board appointed Mr. Ong Tee Keat as CEO, Secretary, and Treasurer. On July 1, 2017, Mr. Ong Keat Tee resigned from his position as Treasurer and Chief Financial Officer. On the same date, the Board appointed Mr. Lew Sze How as the Company’s Chief Financial Officer.

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

Effective on May 4, 2020, the Company decided to terminate the employment of Chan Min Wai (M.W. “Jason” Chan) as Chief Financial Officer of Operations and Loh Siew Ngee (S.N. Loh) as Chief Operation Officer of Operations. Chan Min Wai has accepted and agreed to the termination of his employment as Chief Financial Officer of Operations and Loh Siew Ngee has accepted and agreed to the termination of his employment as Chief Operation Officer of Operations of the Company effective on May 4, 2020.

In connection with the termination of employment, the Company and the exiting officers entered into a settlement and release agreement. The settlement payment pursuant to the settlement and release agreement has been paid in full by the Company as off the date of this report.

The following table sets forth the name, age, and position of the Company’s directors and officers. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.

Name	Age	Position(s)
Ong Tee Keat	64	Chairman of the Board of Directors
Nik Ismail bin Nik Yusoff	73	Independent Non-Executive Director
Abdul Aziz bin Haji Jaafar	64	Independent Non-Executive Director
Lok Khing Ming	51	Executive Director and Secretary
Calvin Chin	44	Chief Executive Officer
Chantel Chan	60	Chief Operation Officer
Lew Sze How	45	Chief Financial Officer

Business Experience

Ong Tee Keat, Chairman of the Board of Directors

Mr. Ong Tee Keat holds a Bachelor of Engineering (BE) in Mechanical Engineering from University of Malaya, graduating in 1981. Mr. Ong spent the early part of his professional career in the private sector as an Engineer. He joined Wagon Engineering Sdn Bhd as a Mechanical Engineer in 1981; William Jacks Sdn Bhd, Malaysia as a Sales Engineer in 1983; and Transtrade (M) Sdn Bhd, Malaysia as a Sales Manager in 1984. In 1985, he was a Senior Engineer and Marketing Manager for Wagon Engineering Sdn Bhd.

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

Mr. Ong joined Nami Corp as the Chairman of its Board of Directors on 13 December 2016.

Mr. Ong was also a columnist for Chinese daily Sin Chew Jit Poh, with articles running from 1979 to 1986.

With Mr. Ong at the helm, his vast technical and business acumen drives the Company’s overall direction, business and value.

Nik Ismail bin Nik Yusoff, Independent Non-Executive Director

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

Mr. Nik Ismail bin Nik Yusoff was appointed as a member of the Company’s Board of Directors on June 22, 2017.

Abdul Aziz bin Haji Jaafar, Independent Non-Executive Director

Mr. Abdul Aziz bin Haji Jaafar is currently a member of the Board of Directors of Malacca Economic Council (MAPEN), located in Malaysia. From 2013 to 2015, Mr. Abdul served on the Board of Trustees for the Malaysian Institute of Defense and Security (MiDAS), a Malaysian company located in Kuala Lumpur that is a professional research institution on issues of defense and security. From 2010 to 2012, he served as the Chairman for Armed Forces Welfare, Social and Sports Club (KSSKA). From 2008 to 2015, Mr. Abdul Aziz served as a member of the Board of the Malaysian Defense Council, located in Kuala Lumpur, which ensures coordinated and orderly development of the defense industry section in Malaysia. From 2008 to 2015, he served as the Vice President of Armed Forces Cooperatives (Koperasi Tentera), a financial institution located in Kuala Lumpur, Malaysia. From 2008 to 2015, Mr. Abdul served as a member of the Board of SME Ordnance (SMEO) Sdn Bhd., a Malaysian defense company located in Batu Arang. From 2008 to 2015 he served as a member of the Board of Boustead Naval Shipyard (BNS) Sdn Bhd., a Malaysian company located in Perak, which builds various types of naval and commercial vessels and provides extensive depot level maintenance services.

Mr. Abdul Aziz bin Haji Jaafar was appointed as a member of the Company’s Board of Directors on June 22, 2017.

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

Calvin Chin was appointed as the Chief Executive Officer of NAMI Corp. on July 4, 2018.

Chief Operation Officer of Compliance

With 32 years of extensive experience in various industries and a determination to improve everything around her, Ms. Chantel Chan brings a laser-focused and strategy-focused approach along with the expertise to oversee the strategic development, expansion and growth of NAMI Corp.’s businesses.

From 1993 to 1999, Ms. Chan was the General Manager responsible for sales and marketing, IT software development, local/off-shore data conversion, facilities data collection, digital mapping and street directory and business development and planning for Rimman International Sdn. Bhd., a company providing services related to computer mapping, facilities management for the telecommunication and utilities industry in Malaysia and international market.

Ms. Chan joined Zija International (a multinational corporation in Utah, USA) as a Marketing and Business Consultant from 2013 to 2015, responsible for reviewing all aspects of marketing for the Southeast Asia region, assisting in opening up new markets in the Southeast Asia region pertaining to products and license application and assisting in logistics in the Southeast Asia region. She also oversaw the implementation of corporate policies, procedures and programs in the Southeast Asia region. Ms. Chan ensured that Zija and its distributors conducted business in compliance with applicable laws to secure Zija’s future as a legacy company.

Between 1999 to 2012, she was a Director/Chief Operating Officer of Borderless Marketing Group Sdn Bhd, involving IT project management and operation for supporting clients in the Southeast Asia region. She was also appointed as an advisory council member for Agel Enterprises (a multinational corporation in Utah, USA) for the Malaysian and Indonesian markets.

In 1984, Ms. Chan graduated from the University of Toronto, Canada with a Bachelor of Science in Computer Science and Actuarial Science.

Ms. Chan was appointed as the Chief Operating Officer of Compliance of NAMI Corp. on July 4, 2018.

S.N. Loh, Chief Operating Officer of Operations

Mr. S.N. Loh served as the Chief Operating Officer of GMCI Corp from October 2016 to July 2018. From April 2012 to October 2015, Mr. Loh was the General Manager responsible for marketing, sales, business development and planning for WRP Asia Pacific Sdn. Bhd., a medical glove manufacturing company located in Malaysia. From August 2009 to March 2012, Mr. Loh was the Operations Director, responsible for factory operations, for Vinh Chanh Co. Ltd., a biomass fuel supplier in Vietnam. The Company terminated S.N. Loh’s employment effective May 4, 2020.

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

Mr. Lew is a Chartered Accountant (CA) of the Malaysian Institute of Accountants (MIA) since 2002, and a Fellow Member of the Association of Chartered Certified Accountants (FCCA), in the United Kingdom since 2007. In February 2013, Mr. Lew received admission as a Professional Member-Institute of Internal Auditors Malaysia. On September 20, 2015, Mr. Lew received a degree from AsiaEUniversity for Executive Master of Business Administration (Entrepreneurial Management). On March 17, 2016, Mr. Lew became a member of Chartered Tax Institute of Malaysia.

Mr. Lew was appointed as the Company’s Chief Financial Officer of Compliance on July 4, 2018.

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

Mr. Chan was a lead auditor with Ernst & Young, Malaysia from 1997 to 2008 and KPMG Ho Chi Minh from 2009 to 2010. During his career, he managed a portfolio of audit clients with divergent operations, including manufacturing and trading, retailing, property development and construction, oil and gas, hotels, leisure, and foods and beverages.

Mr. Chan obtained his professional qualification from ACCA, UK in 2005. He is also a member of the Malaysian Institute of Accountants (MIA) since 2006. The Company terminated Mr. Chan’s employment effective May 4, 2020.

Significant Employees

The Company does not currently have any employees. We do not have any employment agreements with any of our directors or executive officers.

On July 1, 2019, the Company effectively entered into a corporate services agreement (the “Corporate Services Agreement”) with NDC. Pursuant to the terms of the Corporate Services Agreement, NDC will provide general corporate and administrative services, including, but not limited to, accounting and payroll services and human resources support, to the Company and SBS. The Company and SBS will each pay a monthly retainer and reimburse the out-of-pocket expenses reasonably incurred by NDC in connection with the provision of these services as compensation to NDC. Additionally, the Company and SBS will each reimburse NDC for any service taxes, as well as any other taxes, incurred in connection with NDC’s carrying out this Corporate Services Agreement. Either party may terminate the Corporate Services Agreement upon 90 days’ prior written notice, provided that the non-terminating party reserves the right to negotiate for a longer period in order to effect an orderly transition of services.

Prior to the second quarter of 2019, the Company and NDC were determined to be related parties by virtue of their relationships with Mr. Lew Sze How and Mr. M.W. “Jason” Chan. Messrs. Lew and Chan were directors and shareholders of NDC while serving as officers of the Company. However, on May 30, 2019, Messrs. Lew and Chan resigned as directors of NDC; and on June 14, 2019, they ceased to be shareholders of NDC. Messrs. Lew remains as an officer of the Company. Mr. Chan was terminated on May 4, 2020. Accordingly, the Company and NDC are no longer related parties.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us by our officers and directors, we believe that the Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner during the fiscal year ended June 30, 2019, except that (i) a Form 3 filing for each of Messrs. Chan, Chin, Loh, Lok, and Ong and Ms. Chan was filed late, (ii) a Form 3 filing for Mr. Lok, Ms. Chantel Chan and Mr. Lew Sze How respectively was not filed, (iii) a Form 4 filing for Mr. Ong relating to two transactions was filed late, and (iv) a Form 5 filing for each of Messrs. Abdul, and Nik relating to one transaction was filed late; (v) a Form 5 filing for Soh after he resigned as director from the Company was filed late.

Involvement in Certain Legal Proceedings

Over the past ten years, none of our directors or executive officers has been: (i) involved in any petition under Federal bankruptcy laws or any state insolvency law; (ii) convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from (a) acting as a future’s commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, (b) engaging in any type of business practice, or (c) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; (iv) subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in (iii)(a); (v) found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; (vi) found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated; (vii) subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (x) any Federal or State securities or commodities law or regulation, (y) any law or regulation respecting financial institutions or insurance companies, or (z) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (viii) the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

Audit Committee. We do not have an Audit Committee. The Company’s Board of Directors performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth in U.S. dollars information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers for services rendered in all capacities for the fiscal years ended June 30, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nami Corp.
Calvin Chin	2020	$—	$—	—	—	—	—	$—	$—
Chief Executive Officer	2019	$—	$—	—	—	—	—	$—	$—

Chantel Chan	2020	$—	$—	—	—	—	—	$—	$—
Chief Operating Officer of Compliance	2019	$—	$—	—	—	—	—	$—	$—

S.N. Loh	2020	$—	$—	—	—	—	—	$—	$—
Chief Operating Officer of Operation(4)	2019	$—	$—	—	—	—	—	$—	$—

Lew Sze How	2020	$—	$—	—	—	—	—	$—	$—
Chief Financial Officer of Compliance	2019	$—	$—	—	—	—	—	$—	$—

M.W. “Jason” Chan	2020	$—	$—	—	—	—	—	$—	$—
Chief Financial Officer of Operation(4)	2019	$—	$—	—	—	—	—	$—	$—

Lok Khing Ming	2020	$—	$—	—	—	—	—	$—	$—
Executive Director and Secretary	2019	$—	$—	—	—	—	—	$—	$—

Ong Tee Keat	2020	$—	$—	—	—	—	—	$—	$—
Chief Executive Officer and Secretary (1)	2019	$—	$—	—	—	—	—	$—	$—

SBS
Lok Khing Ming (2)	2020	$—	$—	—	—	—	—	$—	$—
	2019	$—	$—	—	—	—	—	$—	$—

Liew Chin Loong (3)	2020	$—	$—	—	—	—	—	$—	$—
	2019	$—	$—	—	—	—	—	$—	$—

____________

(1)	On July 4, 2018, Mr. Ong Tee Keat resigned from his position as Chief Executive Officer and Secretary.
(2)	Mr. Lok Khing Ming was appointed director and officer of SBS on September 27, 2013. Compensation above includes all compensation received by Mr. Lok in the respective fiscal periods.
(3)

Mr. Liew Chin Loong was appointed director and officer of SBS on August 14, 2008. Compensation above includes all compensation received by Mr. Liew in the respective fiscal periods.

(4) Effective on May 4, 2020, the Company decided to terminate the employment of Chan Min Wai (M.W. “Jason” Chan), as Chief Financial Officer of Operations; and Loh Siew Ngee (S.N. Loh) as Chief Operation Officer of Operations. Chan Min Wai has accepted and agreed to the termination of his employment as Chief Financial Officer of Operations and Loh Siew Ngee has accepted and agreed to the termination of his employment as Chief Operation Officer of Operations of the Company effective on May 4, 2020.

Employment Agreements

The Company does not have any employment agreements with any of its directors or executive officers.

Grants of Plan-Based Awards

During the fiscal years ended 2020 and 2019, there were no grants of plan-based awards to our named executive officers.

Option Exercises and Stock Vested

During the fiscal years ended June 30, 2020 and 2019, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including options, restricted stock or other equity incentives during the fiscal year ended June 30, 2020 and 2019. There are currently no outstanding awards as of the date of this report.

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

Disclosure of SEC Position on Indemnification for Securities Act Liabilities

Section 78.7502 of the Nevada Revised Statutes provides that directors and officers of Nevada corporations may, under certain circumstances, be indemnified against expenses (including attorneys’ fees) and other liabilities actually and reasonably incurred by them as a result of any suit brought against them in their capacity as a director or officer, if they acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. Section 78.7502 of the Nevada Revised Statutes also provides that directors and officers of a Nevada corporations may be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by them in connection with a derivative suit if they acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if such person was adjudged liable to the corporation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of June 30, 2020, by (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) each executive officer and director of the Company, and (iii) all of the Company’s executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Named Directors and Executive Officers
Ong Tee Keat (3)	500,556,980	35.079%
Nik Ismail bin Nik Yusoff (4)	1,504,167	0.105%
Abdul Aziz bin Haji Jaafar (4)	1,500,000	0.105%
Lok Khing Ming (5)	45,473,817	3.187%
Calvin Chin	-	0%
Chantel Chan	5,237,224	0.367%
Lew Sze How	4,296,100	0.301%
Directors and Executive Officers as a Group	558,568,288	39.145%

5% Shareholders
Ong Tee Keat (3)	500,556,980	35.079%
My Premier Trustee (Malaysia) Berhad	112,909,375	7.913%
LYF & Son Realty Sdn. Bhd. (6)	325,000,000	22.776%
Liew Chin Loong	74,671,000	5.233%

All 5%+ Shareholders as a Group	1,013,137,355	71,001%

__________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2020. As of June 30, 2020, there were 1,426,927,346 shares of our Company’s Common Stock issued and outstanding.

(2)	Based on 1,426,927,346 shares of Common Stock issued and outstanding as of June 30, 2020.

(3)

Effective December 13, 2016, Mr. Ong was appointed Chairman of the Board and Chief Executive Officer of the Company. As of August 28, 2018, included in his 617,562,784 shares are 33,500,000 shares in his name personally, and in three separate trusts held by professional fiduciaries for the sole benefit of Mr. Ong: (1) 80,641,369 shares held by Fidserv Limited (“Fidserv”); (2) 164,427,652 shares held by Global Asset Trustee (Malaysia) Berhad (“GATB”); and (3) 338,993,763 shares held by Global Fiduciary Services Limited Central (“GFS”) (collectively, the “Ong Trusts”). Among the Ong Trusts, Fidserv owns a total of 82,687,500 shares of which 2,046,131 shares are held by 8 subscribers (“Subscribers”) who purchased certificates of trust (the “Certificates of Trust”) from Mr. Ong through a series of arm’s length transactions. On April 26, 2019, Fidserv transferred 2,046,131 shares of NAMI common stock held by the trust to be held by the 8 Subscribers directly. GATB owns a total of 192,937,500 shares of which 28,509,848 shares are held by 1029 Subscribers who purchased Certificate of Trust from the trust. GFS owns a total of 391,750,000 shares of which 52,756,237 shares are held by 1,008 Subscribers who purchased Certificate of Trust from Mr. Ong. On June 17, 2019, GFS transferred 52,756,237 shares of NAMI common stock held by the trust to be held by the 1,008 Subscribers directly. The Subscribers will become the beneficial owners once they surrender their Certificates of Trust to their respective Ong Trust in exchange for their pro rata shares held on their behalf. None of the Subscribers is a U.S. person or owns more than 5% of the outstanding common stock of the Company. The following table illustrates the ownership of the Ong Trusts:

As of 30 June 2019:

Owner	Fidserv	GATB	GFS
Total Number of Shares held in Trust	0	28,509,848	0
Total Number of Shares held in trust for Mr. Ong	0	0	0
Total Number of Shares held in trust for Subscribers	0	28,509,848	0
Total Number of Subscribers in each Trust	0	1,029	0

As of 30 June 2020:

Owner	Fidserv	GATB	GFS
Total Number of Shares held in Trust	0	8,158,178	0
Total Number of Shares held in trust for Mr. Ong	0	0	0
Total Number of Shares held in trust for Subscribers	0	8,158,178	0
Total Number of Subscribers in each Trust	0	163	0

On October 29, 2018, the Fidserv professional trustees (“Fidserv”) transferred 80,641,369 shares of the Company’s common stock held by Fidserv for the sole benefit of Mr. Ong directly to Mr. Ong. Upon completion of such transfer, Fidserv held 2,046,131 shares of the Company’s common stock held in Fidserv trust for the benefit of 8 Subscribers who acquired the shares from Mr. Ong at arm’s length. Mr. Ong disclaimed beneficial ownership and voting and disposition control over the remaining 2,046,131 shares held by Fidserv in trust for the benefit of the Subscribers.

On April 26, 2019, Fidserv transferred 2,046,131 shares of the Company’s common stock to 8 Subscribers. As of June 30, 2020 and as of the date of this report, Fidserv does not hold shares of the Company’s common stock in trust for any Subscriber.

On August 29, 2018, the GATB professional trustees (“GATB”) transferred 164,364,652 shares of the Company’s common stock held by GATB for sole benefit of Mr. Ong directly to Mr. Ong. Later, on October 19, 2018 GATB transferred 63,000 shares of the Company’s common stock held by GATB for sole benefit of Mr. Ong to third parties. Upon completion of such transfers, GATB held 28,509,848 shares of the Company’s common stock in trust for the benefit of 1029 Subscribers who acquired the shares from Mr. Ong at arm’s length. Mr. Ong disclaimed beneficial ownership and voting and disposition control over the remaining 28,509,848 shares held by GATB in trust for the benefit of those Subscribers.

On December 20, 2019, GATB transferred 19,929,255 shares of the Company’s common stock to 866 Subscribers.

As of the date of this report, GATB is still in the process of transferring 8,158,178 shares of NAMI Corp. common stock for the benefit of 163 subscribers.

On October 19, 2018, the GFS professional trustees (“GFS”) transferred 338,993,763 shares of the Company’s common stock held by GFS for sole benefit of Mr. Ong directly to Mr. Ong. Upon completion of such transfer, GFS held 52,756,237 shares of the Company’s common stock held in trust for the benefit of 1,008 Subscribers who acquired the shares from Mr. Ong at arm’s length. Mr. Ong disclaimed beneficial ownership and voting and disposition control over the remaining 52,756,237 shares held by GFS for the benefit of the Subscribers.

On June 17, 2019, GFS transferred 52,756,237 shares of the Company’s common stock to 1,008 Subscribers. As of June 30, 2020 and as of the date of this report, GFS does not hold shares of the Company’s common stock for any Subscribers.

(4)	Mr. Ong transferred 1,500,000 shares of our common stock each to Mr. Nik Ismail bin Nik Yusoff and Mr. Abdul Aziz bin Haji Jaafar on October 19, 2018.

(5)

Lok Khing Ming (“Mr. Lok”), was appointed sole director of GMCI Corp effective December 12, 2014 and then appointed Chairman of GMCI Corp on October 5, 2016. Mr. Lok was appointed as executive director and secretary of NAMI Corp. on July 4, 2018. Included in the 73,144,745 shares owned by Mr. Lok are 18,534,726 shares held by My Premier Trustee (Malaysia) Berhad (the “MPT”), 19,706,516 shares held by Leamington Corporation Limited (“Leamington), 9,121,468 shares held by Legacy Fiduciary Services Limited (“Legacy”), and 25,782,035 shares held by EAS Alpha (PTC) Limited (“EAS”) for the sole benefit of Mr. Lok (collectively, the “Lok Trusts). Among the Lok Trusts, MPT owns a total of 182,159,951 shares, of which 163,625,225 shares are held by 2,297 subscribers (“Subscribers”) who purchased certificates of trust (“Certificates of Trust”) from Mr. Lok. Leamington owns a total of 20,000,000 shares, of which 293,484 shares are held by 28 Subscribers who purchased a Certificate of Trust from Mr. Lok. Legacy owns a total of 60,000,000 shares, of which 878,532 shares are held by 23 Subscribers who purchased a Certificate of Trust from Mr. Lok in a series of arm’s-length transactions. EAS owns a total of 40,000,000 shares, of which 14,217,965 shares are held by 205 Subscribers who purchased a Certificate of Trust from Mr. Lok. The Subscribers will become the beneficial owners once they surrender their Certificates of Trust to their respective Lok Trust in exchange for their pro rata shares held on their behalf. None of the Subscribers is a U.S. person or owns more than 5% of the outstanding common stock of the Company. The following table illustrates the ownership of the Lok Trusts:

As of 30 June 2019

Owner	MPT	Leamington	Legacy	EAS
Total Number of Shares held in Trust	163,625,225	0	60,000,000	14,217,965
Total Number of Shares held in trust for Mr. Lok	0	0	9,121,468	0
Total Number of Shares held in trust for Subscribers	163,625,225	0	878,532	14,217,965
Total Number of Subscribers in each Trust	2297	0	23	205

As of 30 June 2020

Owner	MPT	Leamington	Legacy	EAS
Total Number of Shares held in Trust	-112,909,375	0	60,000,000	0
Total Number of Shares held in trust for Mr. Lok	0	0	9,121,468	0
Total Number of Shares held in trust for Subscribers	112,909,375	0	878,532	0
Total Number of Subscribers in each Trust	1596	0	23	0

On October 26, 2018, the EAS professional trustees (“EAS”) transferred 25,782,035 shares of the Company’s common stock held by EAS for sole benefit of Mr. Lok directly to Mr. Lok. Upon completion of such transfer, EAS held 14,217,965 shares of the Company’s common stock held in trust for the benefit of 205 subscribers. Mr. Lok disclaimed beneficial ownership and voting and disposition control of 14,217,965 shares held by EAS for the subscribers.

On 4 December, 2019, EAS transferred 14,217,965 shares of the Company’s common stock to 205 subscribers. As of June 30, 2020, and as of the date of this report, EAS does not hold shares the Company’s common stock.

On December 6, 2018, Leamington professional trustees (“Leamington”) transferred 19,706,516 shares of the Company’s common stock held by Leamington for the sole benefit of Mr. Lok directly to Mr. Lok. Upon completion of such transfer, Leamington held 293,484 shares of the Company’s common stock held in trust for the benefit of 28 subscribers. Mr. Lok disclaimed the beneficial ownership and voting and disposition control of the 293,484 shares held by Leamington for the subscribers.

On May 22, 2019, Leamington transferred 293,484 shares of the Company’s common stock to 28 subscribers. As of June 30, 2020, and as of the date of this report, Leamington does not hold shares of the Company’s common stock.

On February 26, 2019, MPT professional trustees (“MPT”) transferred 18,534,726 shares of the Company’s common stock held by MPT for sole benefit of Mr. Lok directly to Mr. Lok. Upon completion of such transfer, MPT held 163,625,225 shares of the Company’s common stock held in trust for the benefit of 2,297 subscribers. Mr. Lok disclaimed the beneficial ownership and voting and disposition control of the 163,625,225 shares held by MPT for the subscribers.

As of the date of this report, MPT has transferred 50,715,850 shares of the Company’s common stock to 701 subscribers; and is still in the process of transferring the remaining 112,909,375 shares of the Company’s common stock for the benefit of the remaining 1,596 subscribers.

Finally, Legacy professional trustees (“Legacy”) is also in the process of transferring 9,121,468 shares of the Company’s. common stock held by in trust by Legacy for sole benefit of Mr. Lok directly to Mr. Lok. When this transfer is effective 878,532 shares of Company’s common stock will remain in trust held by Legacy for the benefit of 23 Subscribers. Upon completion of this transfer, Mr. Lok will disclaim the beneficial ownership and voting and disposition control of the 878,532 shares held by Legacy for the Subscribers.

As of the date of this report, Legacy still holds 9,121,468 shares of the Company’s common stock in trust for the benefit of Mr. Lok; and 878,532 shares of the Company’s common stock for the benefit of 23 Subscribers.

(6)

LYF & Son Realty Sdn. Bhd (“LYFS”) owns 375,000,000 shares of the Company’s common stock. Of the 375,000,000 shares owned by LYFS, Dato Chin Wai Leong owns 51% of the shares of LYFS while Madam Liew Yoke Foong owns the remaining 49%. Both Dato Chin Wai Leong and Madam Liew Yoke Foong have voting and disposition control over the shares held by LYFS. Included in LYFS’s 375,000,000 shares are 325,000,000 shares held in its name and 50,000,000 shares held by Legacy Fiduciary Services Limited for the sole benefit of LYFS.

As of the date of this report, Legacy has not effected the transfer of the 50,000,000 shares of the Company’s common stock to LYFS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Share Exchange Agreement

On July 4, 2018, the Company entered into a Share Exchange Agreement with GMCI Corp, the sole shareholder of SBS, a Malaysian corporation whose primary business is the mining and exploration of properties located in Malaysia. Pursuant to this Share Exchange Agreement, the Company acquired 600,000 shares of capital stock of SBS from GMCI in exchange for 720,802,346 restricted shares of the Company’s common stock that were issued to GMCI.

The 600,000 shares of SBS constituted all of the issued and outstanding shares of SBS. Mr. Lok Khing Ming, one of the executive directors and secretary of the Company, beneficially owned 10.15% of GMCI, or 73,165,365 shares of GMCI. As a result of the Share Exchange Agreement, SBS became a wholly owned subsidiary of the Company; and the Company now carries on the business of SBS as its primary business. The closing of the Share Exchange Agreement occurred on July 12, 2018.

Advance Payment on Mineral Trading – Related Party

In the fiscal year ended June 30, 2016, the Company advanced to Sincere Pacific Mining Sdn. Bhd. approximately $614,000 (RM 2,774,000) for the purpose of commencing bauxite trading and financing activities. In that same period, the Company reduced the advance to $186,372 (RM 800,000). During the year ended June 30, 2018, the Company received two repayments of RM 500,000 and RM 300,000 from Sincere Pacific, totalling RM 800,000. If the Company, in future periods, collect further amounts under the trading program from its original advance, those amounts will be shown as income in the financial statements of the Company.

During the year ended June 30, 2018, the Company earned revenues from its bauxite trading activities and concluded shipments for an additional 60,000 tonnes of gross washed bauxite (net dry weight of 49,006 tonnes), earning net commissions under its agreement with Sincere Pacific of $51,534 converted at agreed rates of conversion to RM of between 3.857 and 4.3021 for total proceeds of RM 210,005, after adjustment for certain offset required.

Advances from Related Parties / Related Parties Transactions

Advances from related parties:

	June 30,	June 30,
	2020	2019

Advances from SBS Directors	$997,706	$1,027,953
Advances from related party	1,792,850	1,795,964
Advances from holding company	699,131	721,846
Total	$3,489,687	$3,545,763

During the year ended June 30, 2020 and 2019, the Company received advances from a director of $17,617 and $388,203, respectively and repaid advances from a director of $0 and $15,044, respectively.

During the year ended June 30, 2020, the Company did not receive advances from any related party. During the year ended June 30, 2019, the Company received advances from related parties of $799,164.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $210,232 and $175,610 during the year ended June 30, 2020 and 2019, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended June and for the fiscal year ended June 30, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2020 $	June 30, 2019 $
Audit Fees	55,000	34,000
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	55,000	34,000

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

PART IV

ITEM 15. EXHIBITS.

The following exhibits are furnished with this report:

Exhibit No.	Exhibit Description

2.1	Articles of Merger dated November 4, 2016 by and among the Company and its wholly-owned subsidiary, NAMI Corp., as filed with the SEC on December 16, 2016.
2.2	Binding Letter of Intent dated December 11, 2017 by and among the Company and GMCI, as filed with the SEC on December 15, 2017.
2.3	Termination of Letter of Intent dated July 4, 2018 by and among the Company and GMCI, as filed with the SEC on July 6, 2018.
2.4	Share Exchange Agreement dated July 4, 2018 by and among the Company and GMCI, as filed with the SEC on July 6, 2018.
3.1	Articles of Incorporation, as filed with the SEC on March 1, 2013.
3.2	Bylaws, as filed with the SEC on March 1, 2013.
3.3	Amendment to the Company’s Articles of Incorporation, as filed with the SEC on December 16, 2016.
4.1	Subscription Agreement dated August 1, 2018 between SBS and Ku We Ha*
4.2	Subscription Agreement dated August 1, 2018 between SBS and Wong Seow Yong*
10.1	Agreement dated August 30, 2017 between SBS and JHW, as filed with the SEC on July 13, 2018.
10.2	Agreement dated July 1, 2019 between the Company and NDC, as filed with the SEC on September 25, 2019.
10.3	License grant dated January 10, 2019 from Malaysia to JHW*
10.4	Agreement dated December 30, 2020 between SBS and Royal Resources PTE LTD*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification by Chief Executive Officer*
32.2	Section 1350 Certification by Chief Financial Officer*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAMI CORP., a Nevada corporation

DATED: August 20, 2021	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officer

DATED: August 20, 2021	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer – Compliance

