Form 10-Q
period 2020-09-30
NAMI Corp.
filed 2021-09-14
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the Registrant’s Common Stock as of September 30, 2020 and as of the date of this report was 1,426,927,346 shares, $0.001 par value.

NAMI Corp.

FORM 10-Q

Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAMI Corp.

Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2020	2020
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$1,179	$1,133
Other receivables and deposits	32,114	30,681
Total Current Assets	33,293	31,814
Property, plant and equipment, net	27,418	28,194
TOTAL ASSETS	$60,711	$60,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$166,613	$159,267
Other payables and accruals	24,595	26,078
Amount due to related party	3,557,965	3,489,687
Amounts due to unrelated party	590,536	574,585
Total Current Liabilities	4,339,709	4,249,617

TOTAL LIABILITIES	4,339,709	4,249,617

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; 280,000 shares issued and outstanding	68,408	68,408
Capital stock – Authorized 5,000,000,000 shares of common stock, $0.001 par value, 1,426,927,346 shares issued and outstanding	1,426,927	1,426,927
Additional paid-in capital	438,486	385,842
Accumulated deficit	(6,278,284)	(6,203,396)
Accumulated other comprehensive income	65,466	132,610
Total Stockholder’s Deficit	(4,278,997)	(4,189,609)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$60,711	$60,008

*Derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended
	September 31,
	2020	2019
Revenue
Sales	$-	$-
Cost of Goods Sold	-	-
Gross Loss	-	-

Operating Expenses
Depreciation of property and equipment	1,524	33,295
General and administrative expenses	13,938	146,645
Professional Fees	8,497	90,470
Exploration Expenditure	-	12,006
Total Operating Expenses	23,959	282,416

Loss from Operations	(23,959)	(282,416)

Other Income (Expense)
Other income	1,715	-
Interest expense, related parties	(52,644)	(52,763)
Total Other Expenses	(50,929)	(52,763)

Loss before taxation	(74,888)	(335,179)
Income taxes	-	-
Net Loss	$(74,888)	$(335,179)

Dividend on Series A Preferred Stock	-	(2,005)
Net loss attributable to common stockholders	$(74,888)	$(337,184)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(67,144)	25,845
Total Comprehensive Loss	$(142,032)	$(311,339)

Basic and Diluted Loss per Common Share	$-	$-
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	1,426,927,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Consolidated Statements of Changes in Stockholder’s Deficit

(Unaudited)

							Accumulated
	Preferred Shares		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders' Deficit

Balance - June 30, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$385,842	$(6,203,396)	$132,610	$(4,189,609)

Preferred dividend	-	-	-	-	-		-
Imputed interest	-	-	-	-	52,644	-	-	52,644
Foreign currency translation adjustment	-	-	-	-	-	-	(67,144)	(67,144)
Net loss	-	-	-	-	-	(74,889)	-	(74,889)

Balance - September 30, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$438,486	$(6,278,285)	$65,466	$(4,278,998)

Balance – June 30, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$175,610	$(4,854,366)	$63,116	$(3,120,305)

Preferred dividend	-	-	-	-	-	(2,005)	-	(2,005)
Imputed interest	-	-	-	-	52,763	-	-	52,763
Foreign currency translation adjustment	-	-	-	-	-	-	25,845	25,845
Net loss	-	-	-	-	-	(335,179)	-	(335,179)

Balance - September 30, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$228,373	$(5,191,550)	$88,961	$(3,378,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(74,888)	$(335,179)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation of property, plant and equipment	1,524	33,295
Amortization of concession acquisition costs	-	-
Impairment of concession acquisition costs	-	-
Imputed interest contributed as additional paid in capital	52,644	52,763
Management fee paid by related party	-	-
Expenses paid directly through related party advances	-	-
Expenses paid directly through an unrelated party	9,725	185,611
Change in assets and liabilities
Prepayment	-	-
Other receivable and deposits	(594)	(5,715)
Inventory	-	-
Accounts payable and accrued liabilities	5,181	-
Net cash used in operating activities	(6,408)	(69,225)

CASH FLOWS FROM INVESTING ACTIVITIES
Concession acquisition costs	-	(72,039)
Purchase of plant and equipment	-	(1,797)
Net cash used in investing activities	-	(73,836)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Series A preferred stock	-	-
Dividend on Series A Preferred Stock	-	(2,017)
Advances received from related parties	8,612	-
Advances received from an unrelated party	-	161,896
Repayments of related party advances	(2,187)	-
Net cash provided by financing activities	6,425	159,879

Effects on changes in foreign exchange rate	29	(394)

Net change in cash and cash equivalents	46	16,424
Cash and cash equivalents - beginning of period	1,133	22,216
Cash and cash equivalents - end of period	$1,179	$38,640

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

The Company was incorporated in the State of Nevada as a for-profit Company on September 5, 2012.

On July 12, 2018, we completed a reverse acquisition transaction through a share exchange with GMCI, the sole shareholder of SBS Mining Corp. Malaysia Sdn. Bhd (“SBS”), whereby we acquired 100% of the outstanding shares of SBS from GMCI in exchange for the issuance of a total of 720,802,346 shares of our common stock to GMCI, representing 102.08% of our pre-merger issued and outstanding shares of common stock. As a result of the reverse acquisition, SBS became our wholly-owned subsidiary and the former SBS Shareholders, GMCI became our controlling stockholder. The share exchange transaction was treated as a recapitalization, with SBS as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of SBS.

On July 19, 2018, the Company was notified that the board of directors of GMCI deemed it to be in the best interests of GMCI and its stockholders for GMCI to approve and declare a dividend of restrictive shares of Nami to the stockholders of GMCI, on a pro rata basis, determined in accordance with the number of shares of capital stock of GMCI held by such stockholders, thereby transferring ownership of 100% of the outstanding restricted shares of Nami owned directly by GMCI to the stockholders of GMCI (collectively, the “Nami Stock Dividend”). The Nami Stock Dividend was completed on August 21, 2018.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed on August 20, 2021. The results of operations for the periods ended September 30, 2020 are not necessarily indicative of the operating results for the full years. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, all such adjustments were of a normal and recurring nature.

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

Revenue Recognition

The Company recognizes revenue from the sale of mined sand from the Sea Sand Mining Project (see Note 10) in accordance with ASC 606, “Revenue Recognition” following the five-step procedure:

Step 1: Identify the contract(s) with customers.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to performance obligations.

Step 5: Recognize revenue when the entity satisfies a performance obligation.

The Company’s sales are derived from the sale of mined sand to our customers. The Company recognizes revenue at a point in time when it satisfies its obligation by transferring control of the mined sand to the customer. The cost of sales includes dredging cost, rental of land, docket fees and site expenses.

During the three months ended September 30, 2020 and 2019, the Company did not recognize any revenue or incur any cost of sales, resulting in no gross loss.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2020, and June 30, 2020, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to MYR 250,000 (approximately US$60,000). From time to time the Company’s account balances may exceed that limit.

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

The Company started to produce mined sand from the Sea Sand Mining Project in October 2019.

As of September 30, 2020, and June 30, 2020, the Company did not have any inventories.

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

Exploration Expenditures

Exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects and prospecting activities are charged to expense as incurred. Exploration expenses related to the river sand project in the three months ended September 30, 2020 and 2019 were $nil and $12,006. No exploration expenses have been incurred for the sea sand project in the current periods.

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

Leases

FASB ASC 840 “Leases” requires lessees to record lease assets and liabilities for operating leases and disclose key information about leasing arrangements. Upon entering into an arrangement, the Company evaluates whether the arrangement provides the Company with the ability to control the use of the asset over the term of the lease. If an arrangement contains a lease, upon commencement of the arrangement, the company recognizes an operating lease right-of-use asset and a corresponding operating lease liability. The amount of the operating lease right-of-use asset is measured utilizing the present value of the future minimum lease payments over the lease term. The Company has not recognized any right-of-use assets or lease liabilities as of September 30, 2020.

Segment Reporting

FASB ASC 820 “Segments Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. Our proposed future business segments are expected to span more than one geographical area. Specifically, the Company intends to generate revenue through mineral trading and exploration activities. See Note 11.

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

The Company adopted ASC 740 “Income Taxes,” which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of September 30, 2020 and June 30, 2020, there were approximately 44,899 and 43,738 potentially diluted common shares outstanding from 280,000 shares of preferred stock, respectively.

Stock-based compensation

Effective July 1, 2020, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. The adoption of this new standard had no impact on the Company’s financial statements.

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

Note 2 – Going Concern

For the three months ended September 30, 2020, the Company reported a net loss of $74,888. In addition, as of September 30, 2020, the Company had a working capital deficit of approximately $4.3 million with cash on hand less than $1,200. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal year 2021 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Note 4 – Plant and Equipment

	September 30, 2020	June 30, 2020
Cost
Motor Vehicles	$15,643	$15,231
Office equipment	25,620	24,944
Computers and software	13,600	13,240
Tools and equipment	509	497
Furniture and Fixture	37,384	36,396
	92,756	90,308
Accumulated Depreciation	(65,338)	(62,114)
Plant and Equipment, Net	$27,418	$28,194

Depreciation for the three months ended September 30, 2020 and 2019 was $1,524 and $33,295, respectively.

 Note 5 – Other receivable and deposits

	September 30,	June 30,
	2020	2020

Sundry receivables	$24,797	$23,558
Other receivable	6,378	6,209
Deposits, including utility, security deposits	939	914
	$32,114	$30,681

Note 6 – Related party advances and expenses

Advances from related parties:

	September 30,	June 30,
	2020	2020

Advances from SBS Directors	$1,031,269	$997,706
Advances from related party	1,808,597	1,792,850
Advances from holding company	718,100	699,131
Total	$3,557,966	$3,489,687

During the three months ended September 30, 2020 and 2019, the Company received advances from directors of $8,612 and $nil and repaid advances from a director of $2,187 and $nil, respectively.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $52,643 and $52,763 during the three months ended September 30, 2020 and 2019, respectively.

Concentration of Risk

To date the Company has been reliant on funding from related parties as the Company does not have the current existing capital resources to execute its business plan.

Note 7 – Due from unrelated parties

During the three months ended September 30, 2020 and 2019, the Company received advances from an unrelated party of $nil and $161,896 and received payment of expenses incurred totaling $nil and $185,611. These amounts are unsecured, non-interest bearing and due on demand.

Note 8 – Commitments and Contingencies

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

Note 9 – Share Capital

Common Stock

The Company’s capitalization is 5,000,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of September 30, 2020, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 30, 2020 and June 30, 2020, the Company had 1,426,927,346 common shares issued and outstanding.

Preferred Shares - SBS

In August 2018, SBS designated a new class of preferred equity, designated the 12% redeemable cumulative preference shares, in its attempt to raise capital for business expansion and exploration and mining activities. SBS authorized the issuance of up to 50 million shares at the issue price of MYR 1.0 per share. The new preferred equity carries a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred security. The preferred dividend will have priority to any payment of dividends on the common equity. The preferred shares automatically convert to NAMI Corp common shares two years after issuance if not converted earlier at the rate of USD $1.50 on then value translated into USD of each 12% redeemable cumulative preference share. In the event of the liquidation or winding up of SBS, the preferred shares are entitled to distributions prior to any amounts distributed to the common equity holders. The holders of the preferred shares, so long as the cumulative preferred dividend is timely paid each quarter, have no general voting rights, but have rights to vote on any matters that effect the provisions of the preference shares. In the event that SBS fails to timely make its quarterly dividend payment, the holders of the preferred equity receive the right to vote on any and all general corporate matters on a 1 for 1 basis with the number of preferred shares held. As at September 30, 2020, 280,000 shares were outstanding (see below) and dividends in arrears totaled $6,065 (MYR 25,200).

In August 2020, the two-year term of the 12% redeemable cumulative preferred shares had lapsed and the Company did not convert such shares into NAMI Corp common shares. The Company’s failure to redeem these preferred shares represents a potential default in the agreements held with said shareholders, permitting them to take action to affect the completion of such redemption as far as practicable having regards to such potential defaults or to revoke the subscription and claim all costs and expenses incurred in termination of such subscription including the redemption price. As of the date of this report, no action had been taken against the Company with respect to such potential default. On July 1, 2020, SBS sent a letter to the holders of the 12% redeemable cumulative preferred shares, to inform them that the Company had been forced to close its operations and offices to comply with the Malaysian government’s Movement Control Order, Conditional Movement Control Order and Recovery Movement Control Order, all in effect between the months of March and August of 2020. In the letter, the Company proposed a new dividend payment schedule and redemption date. Later, on February 3, 2021, SBS sent a new letter to the holders of the 12% redeemable cumulative preferred shares, further delaying the proposed new dividend payment schedule and redemption date due to the continuation of the Movement Control Order.

During the three months ended September 30, 2020 and 2019, preferred dividends of $nil and $2,005 was distributed to the holders of the preferred shares.

Instruments Convertible into Common or Preferred Shares

During the three months ended September 30, 2020, SBS had 280,000 shares of preferred stock outstanding which are convertible into 44,899 common shares.

Note 10 – Sea Sand Mining Project

On August 30, 2017, SBS entered into an irrevocable right of use (“IRU”) agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby SBS was given exclusive rights to operate mining and extraction activities on the designated area (1,113 square kilometers outside the waters of the state of Terengganu, Malaysia, subject to certain terms and conditions therein) and manage all matters relating to the operations. The Company currently estimates that the acreage available under the IRU will provide approximately 5 years of sustained mining operations. As part of the IRU, the Company is responsible for all permitting costs (both for mining operation and for the right to sell the mined sand internationally) at both the state and federal levels of all applicable ministries and departments in Malaysia. As compensation for the IRU, the Company is obligated to remit to JHW on a quarterly basis, 25% of the profits from the mining activities, as defined within the agreement. The Company submitted the required environmental and engineering assessments as part of the permitting process for approximately 383 square kilometres, and in January 2019, JHW was issued by the government of Malaysia the first set of permits necessary to commence sea sand mining operations. The final approved area was 20.48km² within the jurisdiction of the state of Terengganu, Malaysia (the “Area”). The Company is expecting to receive approval for the exporting rights prior to the end of 2019. The Company is required to prepay MYR 500,000 of future royalty amounts due under the agreement with JHW, of which SBS funded MYR 250,000 (approximately $60,000) as of September 30, 2020. On June 30, 2020, the Company determined that the recoverable amount of this prepayment was nil and recorded a loss of $59,478 associated with the write-down.

On June 30, 2020, the Company determined that the recoverable amount of the concession acquisition costs was nil and recorded an impairment loss of $182,383 associated with the write-down.

Note 11 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the three months ended September 30, 2020 and 2019:

Three Months Ended September 30, 2020	USA	Malaysia	Total
Revenue	$-	$-	$-
Depreciation, depletion, amortization and impairment	-	(1,524)	(1,524)
General and administrative expenses including related party	(8,574)	(5,364)	(13,938)
Professional fees	(8,497)	-	(8,497)
Other income (expenses)	(15,128)	(35,801)	(50,929)
Net loss	$(32,199)	$(42,689)	$(74,888)

Three Months Ended September 30, 2019	USA	Malaysia	Total
Revenue	$-	$-	$-
Depreciation, depletion, amortization and impairment	-	(33,295)	(33,295)
General and administrative expenses	(89,620)	(57,025)	(146,645)
Professional fees	(87,324)	(3,146)	(90,470)
Exploration Expenditure	-	(12,006)	(12,006)
Other income (expenses)	-	(52,763)	(52,763)
Net loss	$(176,944)	$(158,235)	$(335,179)

The following table shows assets information by geographic segment at September 30, 2020 and June 30, 2020:

As of September 30, 2020	USA	Malaysia	Total
Current assets	$-	$33,293	$33,293
Property and equipment, net	-	27,418	27,418
Total assets	$-	$60,711	$60,711

As of June 30, 2020	USA	Malaysia	Total
Current assets	$-	$31,814	$31,814
Property and equipment, net	-	28,194	28,194
Total assets	$-	$60,008	$60,008

Note 12 – Risks And Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at September 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

Note 13 – Subsequent Events

In December 2020, the Company accepted an offer from Royal Resources PTE Ltd. (“Royal Resources”) related to a Sea Sand Dredging Project located at Kawasan Luar Perairan Negeri Terengganu. Upon issuing the acceptance letter, Royal Resources paid the Company an advance (the “Advances”) of approximately $49,236 (MYR 207,000). The Advance is refundable to Royal Resources if the Company is unable to obtain an export license, sea sand does not meet quality requirements, or a disagreement arising from royalty fees and dredging environment arises. Upon signing an agreement with Royal Resources, the Company will receive an additional payment of approximately $421,763 (MYR 1,800,000) from Royal Resources.

In April 2021, the Company received an advance from an unrelated party totaling approximately $10,907 (MYR 45,000), which was subsequently repaid in May 2021.

In April 2021, the Company received approximately $24,238 (MYR 100,000) from each of two (2) investors related to the Company’s Sea Sand Mining project, and entered into formal agreements with each investor in August 2021. In exchange for consideration, each investor will be entitled to a royalty payment of approximately $0.02 (MYR 0.10) per every metric cubic meter of sea sand dredged, removed, transported, exported and sold from the project’s specified area. Payments are due to each investor on a quarterly basis, payable fourteen (14) days after the last day of each month in a quarterly calendar. Payments will not be paid in November and December during the monsoon season. If the Sea Sand Mining project fails to be implemented fully or partially due to uncontrollable factors, the Company must issue shares to the investee in an amount equal to the investment amount or the balance at the prevailing market price on the date of issue.

In May 2021, the Company received an advance of approximately $484,760 (MYR 2,000,000) from an investor, upon the signing of a formal agreement related to the Company’s Sea Sand Mining project. In exchange for consideration, each investor will be entitled to a royalty payment of approximately $0.48 (MYR 2.00) per every metric cubic meter of sea sand dredged, removed, transported, exported and sold from the project’s specified area. Payments are due to each investor on a quarterly basis, payable fourteen (14) days after the last day of each calendar quarter. If the Sea Sand Mining project fails to be implemented fully or partially due to uncontrollable factors, the Company must refund the investment amount. As security for the investment and royalty, the Company’s directors have entered into a personal guarantee arrangement with the investors in the amount of approximately $1,211,900 (MYR 5,000,000), which terminates upon cumulative payments of this amount in royalty payments to the investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended September 30, 2020 and 2019, which are included herein.

Our operating results for three months ended September 30, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	September 30,
	2020	2019	Change	%
Sales	$-	$-	$-	-
Cost of Goods Sold	-	-	-	-
Operating Expenses	23,959	282,416	(258,457)	92%
Other Expense	50,929	52,763	(1,834)	3%
Net loss	$(74,888)	$(335,179)	$260,291	78%

The Company did not recognize any revenues for the three months ended September 30, 2020 and 2019.

Our financial statements reported a net loss of $74,888 for the three months ended September 30, 2020 compared to a net loss of $335,179 for the three months ended September 30, 2019. Our losses have decreased, as a result of decreases in operating expenses of $258,457 and other expense of $1,834. The reduction in our cost base in the three months ended September 30, 2020 were primarily the result of the reduction in activity as a result of the lockdown in Malaysia as a result of the COVID-19 pandemic.

Other expense decreased to $50,929 for the three months ended September 30, 2020, compared to $52,763 for the three months ended September 30, 2019. Other expense related primarily to interest expense imputed for our non-interest bearing advances from related parties.

Should we be successful in our efforts to raise additional capital and able to successfully close one or more of our outstanding offers to purchase mining and explorations rights, and thus begin exploration and mining operations, we expect our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital

	September 30,	June 30,	Change
	2020	2020	Amount	%
Cash	$1,179	$1,133	$46	4%

Current Assets	$33,293	$31,814	$1,479	5%
Current Liabilities	$4,339,709	$4,249,617	$90,092	2%
Working Capital (Deficiency)	$(4,306,416)	$(4,217,803)	$(88,613)	2%

Our working capital deficit increased as of September 30, 2020, as compared to June 30, 2020, primarily due to an increase in current liabilities from Nami Corp. and additional advances from related parties to fund operating losses along with changes in foreign exchange rates between the US Dollar and Malaysian Ringgit.

In the coming quarters, prior to obtaining the final permits or licenses, our largest cash outlays will be in regards to (1) professional fees for work performed for our reporting as part of Nami Corp., and (2) for the consultants as part of their work performed to respond to any additional requests received from governmental authorities as part of the process of obtaining approval for the permits and licenses. In the coming quarters we will be required to pay our consultants.

Because of the continuing losses and operating results to date, our financial statements include a statement that there is a going concern in regards to the Company. Without significant additional investment in the form of debt or equity we may have difficulty meeting our obligations as they come due prior to commencing our sea sand mining operations, which we expect to begin as soon as the lockdown in Malaysia is lifted.

Cash Flows

	Three months ended
	September 30,		Change
	2020	2019	Amount	%
Cash Flows used in operating activities	$(6,408)	$(69,225)	$62,817	(90%	)
Cash Flows used in investing activities	$-	$(73,836)	$73,836	infinite%
Cash Flows provided by financing activities	$6,425	$159,879	$(153,454)	(96%	)
Effects on changes in foreign exchange rate	$29	$(394)	$423	107%
Net increase in cash during period	$46	$16,424	$(16,378)	(100%	)

Operating Activities

Net cash used in operating activities was $6,408 for the three months ended September 30, 2020 compared with net cash used in operating activities of $69,225 in the same period in 2019.

During the three months ended September 30, 2020, cash used in operating activities consisted of a net loss of $(74,888), depreciation, depletion, amortization and impairment of $1,524, imputed interest on non-interest bearing related party advances contributed as paid in capital of $52,643, expenses paid by an unrelated party of 9,725, changes in other receivable and deposits of $(594) and other payables and accruals of $5,182.

During the three months ended September 30, 2019, cash provided by operating activities consisted of a net loss of $(335,179), depreciation, depletion, amortization and impairment of $33,295, imputed interest on non-interest bearing related party advances contributed as paid in capital of $52,763, expenses paid by an unrelated party of $185,611, and changes in other receivable and deposits of $(5,715).

Investing Activities

The Company did not have any cash flows from investing activities during the three months ended September 30, 2020. During the three months ended September 30, 2019, the Company purchased $1,797 of property and equipment and concession costs of $72,039.

Financing Activities

Net cash provided by financing activities was $6,425 for the three months ended September 30, 2020, compared to net cash provided by financing activities of $159,879 in the same period in 2019. Net cash provided by financing activities for the three months ended September 30, 2020 included advances received from a related party of $8,612 and repayments of advances to a related party of $2,187. Net cash provided by financing activities for the three months ended September 30, 2019 included dividend payments on Series A Preferred Stock of $(2,017) and advances from an unrelated party of $161,896.

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

The ability of our company to continue as a going concern is dependent upon its ability to successfully commence its sea sand mining operations and eventually attain profits. The accompanying financial statements do not include any adjustments that may be necessary if our Company is unable to continue as a going concern.

In the coming year, our Company’s foreseeable cash requirements will relate to continual development of the operations of our business, maintaining our good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business development. Our Company may experience a cash shortfall and be required to raise additional capital.

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

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

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

If the Company is unsuccessful in raising funds through shareholder loans or advances, it will have to seek additional funds from third party debt financing, which would be highly difficult for a development stage company, such as the Company, to secure; or through the private placement of its common stock. Therefore, until the lockdown in Malaysia is lifted and the Company is able to commence its mining operations, the Company will be highly dependent on shareholder loans and advances. If the Company where able to secure third party debt financing, being a development stage company with no operations to date, it would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. If these funds are required and not available through shareholder loans or advances, or through the private placement of the Company’s securities, management will evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage debt repayment terms. If these additional funds are not obtained through either of the alternatives discussed herein, the Company maybe required to cease its business operations. As a result, investors in the Company’s common stock would lose all of their investment.

On July 12, 2018, we completed a reverse acquisition transaction through a share exchange with GMCI Corp., a Nevada corporation with offices in Kuala Lumpur, Malaysia (“GMCI”). GMCI operates in the business of financing bauxite trading transactions. GMCI is the sole shareholder of SBS Mining Corp. Malaysia Sdn. Bhd (“SBS”). Through the reverse acquisition transaction we acquired 100% of the outstanding shares of SBS from GMCI in exchange for the issuance of a total of 720,802,346 shares of our common stock to GMCI, representing 102.08% of our pre-merger issued and outstanding shares of common stock. As a result of the reverse acquisition, SBS became our wholly-owned subsidiary and the former sole shareholders of SBS, GMCI became our controlling stockholders. The share exchange transaction was treated as a recapitalization, with SBS as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of SBS.

On January 17, 2019, Nami entered into a Letter of Intent with Pembinaan Kaya Hebat Sdn Bhd, a Malaysian corporation engaged in granite mining business (“PKH”) for the acquisition by NAMI of up to one hundred percent (100%) of the issued and outstanding capital stock of PKH at its fair market value (the “Acquisition”). As of the date of this report, the completion of the Acquisition is still pending and is subject to various conditions precedent, including but not limited to negotiating and execution a form of purchase agreement that is acceptable to both parties, approval of the financial statements of both parties’ boards of directors, and fair market valuation of PKH. If we are able to complete the Acquisition, we intend to operate PKH as a wholly owned subsidiary or a majority-owned subsidiary of Nami Corp. If the Acquisition is completed, it will trigger additional disclosure in subsequent reports and our financial statements. We aspire to become a global diversified mining company and are actively engaged in plans to expand by communicating with prospective mining businesses.

On September 6, 2019, SBS Mining Corp. Malaysia Sdn. Bhd.a entered into a mining agreement with Wan Ismail bin Wan Ahmad (the “Donor”) pursuant to which the Donor granted to SBS the sole and exclusive right to mine for river sand and other materials from a 1.9040 hectare (4.7 acre) plot of land located at Kampung Tiram, district of Kuala Kuantan, Kuantan, Malaysia (the “Concession”) for which the Donor had received a lease license from the State Government of Pahang. SBS shall pay the Donor a fixed monthly rate for the sole and exclusive right to mine the Concession. With the grant of the exclusive rights over the Concession, the Company will expand its current business portfolio to include river sand mining and trading. We plan to continue acquiring strategic river sand mining concessions to enhance our river sand mining division.

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

The material weaknesses in our disclosure control procedures include the fact that Company utilizes a third party independent contractor for the work required to convert the financial statements of SBS from local Malaysia GAAP into US GAAP and for preparation of its US GAAP consolidated financial statements. There are certain challenges faced in providing sufficient resources in terms of time and access to allow the contractor to properly record all of the adjustments necessary on a timely basis to conform our reporting to US GAAP standards.

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

As of September 30, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. To make this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of September 30, 2020. Based on that evaluation, they concluded that, as of September 30, 2020, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of September 30, 2020, and communicated to our management.

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

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company by: (i) appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company, resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s board of directors. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended September 30, 2020: None.

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

NAMI CORP., a Nevada corporation

DATED: September 14, 2021	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officer (Principal Executive Officer)

DATED: September 14, 2021	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer – Compliance (Principal Financial Officer)

