Form 10-Q
period 2020-12-31
NAMI Corp.
filed 2021-09-23
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares outstanding of the Registrant’s Common Stock as of December 31, 2020 and as of the date of this report was 1,426,927,346 shares, $0.001 par value.

NAMI Corp.

FORM 10-Q

Quarterly Period Ended December 31, 2020

PART I. FINANCIAL INFORMATION

NAMI Corp.

Condensed Consolidated Balance Sheets

	December 31, 2020	June 30, 2020
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$1,238	$1,133
Other receivables and deposits	33,069	30,681
Total Current Assets	34,307	31,814

Property, plant and equipment, net	26,648	28,194
TOTAL ASSETS	$60,955	$60,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	168,875	159,267
Other payable and accruals	25,327	26,078
Due to related party	3,632,569	3,489,687
Due to unrelated party	607,897	574,585

Total Current liabilities	4,434,668	4,249,617

TOTAL LIABILITIES	4,434,668	4,249,617

Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; 280,000 shares issued and outstanding	68,408	68,408
Capital Stock – Authorized 5,000,000,000 shares of common stock; $0.001 par value, 1,426,927,346 shares issued and outstanding	1,426,927	1,426,927
Additional paid-in capital	492,071	385,842
Accumulated deficit	(6,350,760)	(6,203,396)
Accumulated other comprehensive (loss) income	(10,359)	132,610
Stockholders' deficit	$(4,373,713)	$(4,189,609)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$60,955	$60,008

*Derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended December 31		Six months ended December 31
	2020	2019	2020	2019
Revenue
Sales	$-	$5,050	$-	$5,050
Cost of Goods Sold	-	(5,931)	-	6,075
Gross Profit (Loss)	-	10,981	-	(1,025)

Operating Expenses
Depreciation of property and equipment	1,560	1,947	3,084	3,894
Amortization of concession acquisition costs	-	99,377	-	130,725
General and administrative expenses	18,646	75,950	32,584	222,595
Professional fees	-	77,490	8,497	167,960
Total Operating Expenses	20,206	254,764	44,165	525,174

Loss from Operations	(20,206)	(243,783)	(44,165)	(526,199)

Other Income (Expense)
Other income	1,315	-	3,030	-
Interest expense, related parties	(53,585)	(52,758)	(106,229)	(105,521)
Total Other Expenses	(52,270)	(52,758)	(103,199)	(105,521)

Loss before taxation	(72,476)	(296,541)	(147,364)	(631,720)
Income taxes	-	-	-	-
Net Loss	$(72,476)	$(296,541)	$(147,364)	$(631,720)

Dividend on Series A Preferred Stock	-	(2,102)	-	(4,107)
Net loss attributable to common stockholders	$(72,476)	$(298,643)	$(147,364)	$(635,827)

Other Comprehensive Loss
Foreign currency translation adjustments	(75,825)	(50,197)	(142,969)	(24,352)
Total Comprehensive Loss	$(148,301)	$(346,738)	$(290,333)	$(656,072)

Basic and Diluted Loss per Common Share	$-	$-	$-	$-
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	1,426,927,346	1,426,927,346	1,426,927,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Changes in Stockholder’s Deficit

(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Shares		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Income	Deficit

Balance - June 30, 2020	280,000	68,408	1,426,927,346	1,426,927	385,842	(6,203,396)	132,610	(4,189,609)
Preferred dividend	-	-	-	-	-	-	-	-
Imputed interest	-	-	-	-	52,644	-	-	52,644
Foreign currency translation adjustment	-	-	-	-	-	-	(67,144)	(67,144)
Net loss	-	-	-	-	-	(74,888)	-	(74,888)

Balance - September 30, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$438,486	$(6,278,284)	$65,466	$(4,278,997)

Preferred dividend	-	-	-	-	-	-	-	-
Imputed interest	-	-	-	-	53,585	-	-	53,585
Foreign currency translation adjustment	-	-	-	-	-	-	(75,825)	(75,825)
Net loss	-	-	-	-	-	(72,476)	-	(72,476)

Balance - December 31, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$492,071	$(6,350,760)	$(10,359)	$(4,373,713)

Balance - June 30, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$175,610	$(4,854,366)	$63,116	$(3,120,305)

Preferred dividend	-	-	-	-	-	(2,005)	-	(2,005)
Imputed interest	-	-	-	-	52,763	-	-	52,763
Foreign currency translation adjustment	-	-	-	-	-	-	25,845	25,845
Net loss	-	-	-	-	-	(335,179)	-	(335,179)

Balance - September 30, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$228,373	$(5,191,550)	$88,961	$(3,378,881)

Preferred dividend	-	-	-	-	-	(2,102)	-	(2,102)
Imputed interest	-	-	-	-	52,758	-	-	52,758
Foreign currency translation adjustment	-	-	-	-	-	-	(50,197)	(50,197)
Net loss	-	-	-	-	-	(296,541)	-	(296,541)

Balance - December 31, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$281,131	$(5,490,193)	$38,764	$(3,674,963)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(147,364)	$(631,720)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation of property and equipment	3,084	3,894
Amortization of concession acquisition costs	-	130,725
Imputed interest contributed as additional paid in capital	106,229	105,521
Expenses paid directly through an unrelated party	20,075	258,024
Change in assets and liabilities
Prepayment	-	40,000
Other receivable and deposits	(594)	(12,067)
Inventory	-	(26,924)
Accounts payable and accrued liabilities	7,444	-
Net cash used in operating activities	(11,126)	(132,547)

CASH FLOWS FROM INVESTING ACTIVITIES
Concession acquisition costs	-	(72,035)
Purchase of plant and equipment	-	(3,593)
Net cash used in investing activities	-	(75,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from related parties	13,353	-
Repayments of related party advances	(2,187)	-
Dividend on Series A Preferred Stock	-	(2,017)
Advances received from an unrelated party	-	201,726
Net cash provided by financing activities	11,166	199,709

Effects on changes in foreign exchange rate	65	(1,976)

Net change in cash and cash equivalents	105	(10,442)
Cash and cash equivalents - beginning of period	1,133	22,216
Cash and cash equivalents - end of period	$1,238	$11,774

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed on August 20, 2021. The results of operations for the periods ended December 31, 2020 are not necessarily indicative of the operating results for the full years. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, all such adjustments were of a normal and recurring nature.

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

During the six months ended December 31, 2020, the Company did not recognize any revenue or incur any cost of sales, resulting in no gross loss. During the six months ended December 31, 2019, the Company recognized revenue of $5,050 for the mined sand that have been delivered to the customers and incurred cost of sales of $6,075, resulting in gross loss of $1,025.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2020, and June 30, 2020, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to MYR 250,000 (approximately US$62,000). From time to time the Company’s account balances may exceed that limit.

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

As of December 31, 2020, and June 30, 2020, the Company did not have any inventories.

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

Transactions and Balances - Foreign currency transactions are translated into the functional currency using the exchange rates prevailing on the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at period end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the statement of operations. The translation adjustment increases or decreases “accumulated other comprehensive (loss) income” included on the balance sheet.

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

Leases

FASB ASC 840 “Leases” requires lessees to record lease assets and liabilities for operating leases and disclose key information about leasing arrangements. Upon entering into an arrangement, the Company evaluates whether the arrangement provides the Company with the ability to control the use of the asset over the term of the lease. If an arrangement contains a lease, upon commencement of the arrangement, the company recognizes an operating lease right-of-use asset and a corresponding operating lease liability. The amount of the operating lease right-of-use asset is measured utilizing the present value of the future minimum lease payments over the lease term. The Company has not recognized any right-of-use assets or lease liabilities as of December 31, 2020.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of December 31, 2020 and June 30, 2020, there were approximately 44,899 and 43,738 potentially diluted common shares outstanding from 280,000 shares of preferred stock, respectively.

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

Recently issued accounting pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt the new standard effective February 1, 2021 and do not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2020, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Note 2 – Going Concern

For the six months ended December 31, 2020, the Company reported a net loss of $147,365. In addition, as of December 31, 2020, the Company had a working capital deficit of approximately $4.4 million with cash on hand less than $1,300. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2021 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 (see Note 8). The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Note 4 – Plant and Equipment

	December 31, 2020	June 30, 2020
Cost
Motor Vehicles	$16,110	$15,231
Office equipment	26,382	24,944
Computers and software	14,004	13,240
Tools and equipment	525	497
Furniture and Fixture	38,496	36,396
	95,517	90,308
Accumulated Depreciation	(68,869)	(62,114)
Plant and Equipment, Net	$26,648	$28,194

Depreciation for the six months ended December 31, 2020 and 2019 was $3,084 and $3,894, respectively.

Note 5 – Other receivable and deposits

	December 31,	June 30,
	2020	2020

Sundry receivables	$25,534	$23,558
Other receivable	6,568	6,209
Deposits, including utility, security deposits	967	914
	$33,069	$30,681

Note 6 – Related party advances and expenses

Advances from related parties:

	December 31,	June 30,
	2020	2020

Advances from SBS Directors	$1,066,772	$997,706
Advances from related party	1,826,333	1,792,850
Advances from holding company	739,464	699,131
Total	$3,632,569	$3,489,687

During the six months ended December 31, 2020 and 2019, the Company received advances from directors of $13,353 and $nil and repaid advances from a director of $2,187 and $nil, respectively.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $106,230 and $105,521 during the six months ended December 31, 2020 and 2019, respectively.

Concentration of Risk

To date the Company has been reliant on funding from related parties as the Company does not have the current existing capital resources to execute its business plan.

Note 7 – Due from unrelated parties

During the six months ended December 31, 2020 and 2019, the Company received advances from an unrelated party of $nil and $201,726 and received payment of expenses incurred totaling $20,075 and $258,024. These amounts are unsecured, non-interest bearing and due on demand.

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

As of December 31, 2020, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

On December 31, 2020 and June 30, 2020, the Company had 1,426,927,346 common shares issued and outstanding.

Preferred Shares - SBS

In August 2018, SBS designated a new class of preferred equity, designated the 12% redeemable cumulative preference shares, in its attempt to raise capital for business expansion and exploration and mining activities. SBS authorized the issuance of up to 50 million shares at the issue price of MYR 1.0 per share. The new preferred equity carries a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred security. The preferred dividend will have priority to any payment of dividends on the common equity. The preferred shares automatically convert to NAMI Corp common shares two years after issuance if not converted earlier at the rate of USD $1.50 on then value translated into USD of each 12% redeemable cumulative preference share. In the event of the liquidation or winding up of SBS, the preferred shares are entitled to distributions prior to any amounts distributed to the common equity holders. The holders of the preferred shares, so long as the cumulative preferred dividend is timely paid each quarter, have no general voting rights, but have rights to vote on any matters that effect the provisions of the preference shares. In the event that SBS fails to timely make its quarterly dividend payment, the holders of the preferred equity receive the right to vote on any and all general corporate matters on a 1 for 1 basis with the number of preferred shares held. As at December 31, 2020, dividends in arrears totaled $8,327 (MYR 33,600).

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

During the six months ended December 31, 2020 and 2019, preferred dividends of $nil and $4,107 was distributed to the holders of the preferred shares.

Instruments Convertible into Common or Preferred Shares

During the six months ended December 31, 2020, SBS had 280,000 shares of preferred stock outstanding which are convertible into 44,899 common shares.

Note 10 – Sea Sand Mining Project

On August 30, 2017, SBS entered into an irrevocable right of use (“IRU”) agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby SBS was given exclusive rights to operate mining and extraction activities on the designated area (1,113 square kilometers outside the waters of the state of Terengganu, Malaysia, subject to certain terms and conditions therein) and manage all matters relating to the operations. The Company currently estimates that the acreage available under the IRU will provide approximately 5 years of sustained mining operations. As part of the IRU, the Company is responsible for all permitting costs (both for mining operation and for the right to sell the mined sand internationally) at both the state and federal levels of all applicable ministries and departments in Malaysia. As compensation for the IRU, the Company is obligated to remit to JHW on a quarterly basis, 25% of the profits from the mining activities, as defined within the agreement. The Company submitted the required environmental and engineering assessments as part of the permitting process for approximately 383 square kilometres, and in January 2019, JHW was issued by the government of Malaysia the first set of permits necessary to commence sea sand mining operations. The final approved area was 20.48km² within the jurisdiction of the state of Terengganu, Malaysia (the “Area”). The Company is expecting to receive approval for the exporting rights prior to the end of 2019. The Company is required to prepay MYR 500,000 of future royalty amounts due under the agreement with JHW, of which SBS funded MYR 250,000 (approximately $60,000) as of December 31, 2020. On June 30, 2020, the Company determined that the recoverable amount of this prepayment was nil and recorded a loss of $59,478 associated with the write-down.

As of December 31, 2020, SBS has capitalized $343,629 (MYR 1,466,541) of concession acquisition costs associated with the permit applications for the project. On June 30, 2020, the Company determined that the recoverable amount of the concession acquisition costs was nil and recorded an impairment loss of $182,383 associated with the write-down.

Note 11 – Sea Sand Dredging Project

In December 2020, the Company accepted an offer from Royal Resources PTE Ltd. (“Royal Resources”) related to a Sea Sand Dredging Project located at Kawasan Luar Perairan Negeri Terengganu. In accordance with the offer, an advance payment (the “Advance”) of $49,566 (MYR 200,000) was required upon signing of the acceptance letter and was received subsequent to December 31, 2020 (see Note 14). The Advance is refundable to Royal Resources if the Company is unable to obtain an export license, sea sand does not meet quality requirements, or a disagreement arising from royalty fees and dredging environment issue. Upon signing an agreement with Royal Resources, the Company will receive an additional approximate $446,094 (MYR 1,800,000) from Royal Resources.

Note 12 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the six months ended December 31, 2020 and 2019:

Six Months Ended December 31, 2020	USA	Malaysia	Total
Revenue	$-	$-	$-
Depreciation of property, plant and equipment	-	(3,084)	(3,084)
General and administrative expenses including related party	(21,187)	(11,397)	(32,584)
Professional fees	(8,497)	-	(8,497)
Other income (expenses)	(30,255)	(72,944)	(103,199)
Net loss	$(59,939)	$(87,425)	$(147,364)

Six Months Ended December 31, 2019	USA	Malaysia	Total
Revenue	$-	$5,050	$5,050
Cost of Goods Sold	-	(6,075)	(6,075)
Depreciation of property, plant and equipment	-	(3,894)	(3,894)
Amortization of concession acquisition costs	-	(130,725)	(130,725)
General and administrative expenses	(118,787)	(103,808)	(222,595)
Professional fees	(164,694)	(3,266)	(167,960)
Other income (expenses)	(30,255)	(75,266)	(105,521)
Net loss	$(313,736)	$(317,984)	$(631,720)

The following table shows assets information by geographic segment at December 31, 2020 and June 30, 2020:

As of December 31, 2020	USA	Malaysia	Total
Current assets	$-	$34,307	$34,307
Property and equipment, net	-	26,648	26,648
Total assets	$-	$60,955	$60,955

As of June 30, 2020	USA	Malaysia	Total
Current assets	$-	$31,814	$31,814
Property and equipment, net	-	28,194	28,194
Total assets	$-	$60,008	$60,008

Note 13 – Risks And Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at December 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

Note 14 – Subsequent Events

In January 2021, the Company received the required down payment of approximately $49,240 (MYR 200,000) from Royal Resources relating to the Sea Sand Dredging Project described in Note 11.

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

In May 2021, the Company received an advance of approximately $484,760 (MYR 2,000,000) from an investor, upon the signing of a formal agreement related to the Company’s Sea Sand Mining project. In exchange for consideration, each investor will be entitled to a royalty payment of approximately $0.48 (MYR 2.00) per every metric cubic meter of sea sand dredged, removed, transported, exported and sold from the project’s specified area. Payments are due to each investor on a monthly basis, payable fourteen (14) days after the last day of each month. If the Sea Sand Mining project fails to be implemented fully or partially due to uncontrollable factors, the Company must refund the investment amount. As security for the investment and royalty, the Company’s directors have entered into a personal guarantee arrangement with the investors in the amount of approximately $1,211,900 (MYR 5,000,000), which terminates upon cumulative payments of this amount to the investor.

In August 2021, the Company received an advance from an unrelated party of approximately $32,214 (MYR 130,000)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended December 31, 2020 and 2019, which are included herein.

Our operating results for three months ended December 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	December 31,
	2020	2019	Change	%
Sales	$-	$5,050	$(5,050)	-
Cost of Goods Sold	-	(5,931)	5,931	-
Gross Profit	-	10,981	(10,981)	-
Operating Expenses	20,206	254,764	(234,558)	(92%)
Other Expense	52,270	52,758	(488)	(1%)
Net loss	$(72,476)	$(296,541)	$224,065	76%

The Company did not recognize any revenues for the three months ended December 31, 2020. The Company recognized revenues of $5,050 and gross profit of $10,981 from the sales of mined sand from the River Sand Project during the three months ended December 31, 2019.

Our financial statements reported a net loss of $72,477 for the three months ended December 31, 2020 compared to a net loss of $296,541 for the three months ended December 31, 2019. Our losses have decreased, primarily as a result of decreases in operating expenses of $234,558, partially offset by a decrease in gross profit of $10,981. The decrease in operating expenses was primarily the result of decreases in professional fees and general administrative expenditures as well as amortization of a concession acquisition project which was written down to nil at June 30, 2020.

Other expense decreased to $52,270 for the three months ended December 31, 2020, compared to $52,758 for the three months ended December 31, 2019. Other expense related primarily to interest expense imputed for our non-interest bearing advances from related parties.

Should we be successful in our efforts to raise additional capital and are able to successfully close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect that our expenses to increase substantially.

Our operating results for six months ended December 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Six months ended
	December 31,
	2020	2019	Change	%
Sales	$-	$5,050	$(5,050)	-
Cost of Goods Sold	-	6,075	(6,075)	-
Gross Loss	-	(1,025)	1,025	-
Operating Expenses	44,165	525,174	(481,009)	(92%)
Other Expense	103,199	105,521	(2,322)	(2%)
Net loss	$(147,364)	$(631,720)	$484,356	77%

The Company did not recognize any revenues for the six months ended December 31, 2020. The Company recognized revenues of $5,050 and incurred gross loss of $1,025 from the sales of mined sand from the River Sand Project during the six months ended December 31, 2019.

Our financial statements reported a net loss of $147,364 for the six months ended December 31, 2020 compared to a net loss of $631,720 for the six months ended December 31, 2019. Our losses have decreased, primarily as a result of a decrease in operating expenses of $481,009. The decrease in operating expenses was primarily the result of decreases in professional fees and general administrative expenditures as well as amortization of a concession acquisition project which was written down to nil at June 30, 2020.

Other expense decreased to $103,199 for the three months ended December 31, 2020, compared to $105,521 for the three months ended December 31, 2019. Other expense related primarily to interest expense imputed for our non-interest bearing advances from related parties.

Should we be successful in our efforts to raise additional capital and are able to successfully close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect that our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital

	December 31,	June 30,	Change
	2020	2020	Amount	%
Cash	$1,238	$1,133	$105	9%

Current Assets	$34,307	$31,814	$2,493	8%
Current Liabilities	$4,434,668	$4,249,617	$185,051	4%
Working Capital (Deficiency)	$(4,400,361)	$(4,217,803)	$(182,558)	(4%)

Our working capital deficit increased as of December 31, 2020, as compared to June 30, 2020, primarily due to an increase in current liabilities from Nami Corp. and additional advances from related parties to fund operating losses.

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

Cash Flows

	Six months ended
	December 31,		Change
	2020	2019	Amount	%
Cash Flows used in operating activities	$(11,126)	$(132,547)	$121,421	(92%)
Cash Flows used in investing activities	$-	$(75,628)	$(75,628)	(infinite)%
Cash Flows provided by financing activities	$11,166	$199,709	$(188,543)	(94%)
Effects on changes in foreign exchange rate	$65	$(1,976)	$2,041	103%
Net increase in cash during period	$105	$(10,442)	$10,547	(101%)

Operating Activities

Net cash used in operating activities was $(11,126) for the six months ended December 31, 2020 compared with net cash used in operating activities of $(132,547) in the same period in 2019.

During the six months ended December 31, 2020, cash used in operating activities consisted of a net loss of $(147,364), depreciation of property and equipment of $3,084, imputed interest on non-interest bearing related party advances contributed as paid in capital of $106,229, expenses paid by an unrelated party of $20,075, changes in other receivable and deposits of $(594) and other payables and accruals of $7,444.

During the six months ended December 31, 2019, cash used in operating activities consisted of a net loss of $(631,720), depreciation of property and equipment of $130.725, imputed interest on non-interest bearing related party advances contributed as paid in capital of $105,521, expenses paid by an unrelated party of $258,024, and changes in prepayments of $40,000, other receivable and deposits of $(12,067) and inventory of $(26,924).

Investing Activities

The Company did not have any cash flows from investing activities during the six months ended December 31, 2020. During the six months ended December 31, 2019, the Company incurred concession acquisition costs of $(72,035) and purchased $(3,593) of property and equipment.

Financing Activities

Net cash provided by financing activities was $11,166 for the six months ended December 31, 2020, compared to net cash provided by financing activities of $199,709 in the same period in 2019. Net cash used in financing activities for the six months ended December 31, 2020 was a result of advances received from an unrelated party of $13,353 and repayments of advances to an unrelated party of $(2,187). Net cash used in financing activities for the six months ended December 31, 2019 included dividend on Series A Preferred Stock of $(2,017) and advances from an unrelated party of $201,726.

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

If the Company is unsuccessful in raising funds through shareholder loans or advances, it will have to seek additional funds from third party debt financing, which would be highly difficult for a development stage company, such as the Company, to secure; or through the private placement of its common stock. Therefore, until the lockdown in Malaysia is lifted and the Company is able to commence its mining operations, the Company will be highly dependent on shareholder loans and advances. If the Company where able to secure third party debt financing, being a development stage company with no operations to date, it would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rates. If these funds are required and not available through shareholder loans or advances, or through the private placement of the Company’s securities, management will evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage debt payment terms. If these additional funds are not obtained through either of the alternatives discussed herein, the Company maybe required to cease its business operations. As a result, investors in the Company’s common stock would lose all of their investment.

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

On September 6, 2019, SBS Mining Corp. Malaysia Sdn. Bhd. entered into a mining agreement with Wan Ismail bin Wan Ahmad (the “Donor”) pursuant to which the Donor granted to SBS the sole and exclusive right to mine for river sand and other materials from a 1.9040-hectare (4.7 acre) plot of land located at Kampung Tiram, district of Kuala Kuantan, Kuantan, Malaysia (the “Concession”) for which the Donor had received a lease license from the State Government of Pahang. SBS shall pay the Donor a fixed monthly rate for the sole and exclusive right to mine the Concession. With the grant of the exclusive rights over the Concession, the Company will expand its current business portfolio to include river sand mining and trading. We plan to continue acquiring strategic river sand mining concessions to enhance our river sand mining division.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. To make this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of December 31, 2020. Based on that evaluation, they concluded that, as of December 31, 2020, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2020, and communicated to our management.

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

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company by: (i) appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company, resulting in a fully functioning audit committee, who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended December 31, 2020: None.

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

NAMI CORP., a Nevada corporation

DATED: September 23, 2021	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officer (Principal Executive Officer)

DATED: September 23, 2021	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer – Compliance (Principal Financial Officer)

