Form 10-Q
period 2021-03-31
NAMI Corp.
filed 2021-09-29
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-187007

NAMI CORP.
(Exact name of registrant as specified in its charter)

Nevada	61-1693116
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

112 North Curry Street

Carson City, NV 89703-4934

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

The number of shares outstanding of the Registrant’s Common Stock as of September 27, 2021 was 1,426,927,346 shares, $0.001 par value.

NAMI Corp.

FORM 10-Q

Quarterly Period Ended March 31, 2021

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Balance Sheets as of March 31, 2021 and June 30, 2020	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three Months ended March 31, 2021 and March 31, 2020 and for the nine months ended March 31, 2021 and March 31, 2020	4
	Condensed Consolidated Statements of Changes in Stockholder’s Deficit	5
	Statements of Cash Flows for the Nine Months ended March 31, 2021 and 2020	6
	Notes to Unaudited Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

SIGNATURES		26

NAMI Corp.

Condensed Consolidated Balance Sheets

	March 31, 2021	June 30, 2020
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$1,298	$1,133
Other receivables and deposits	32,160	30,681
Total Current Assets	33,458	31,814

Property, plant and equipment, net	24,372	28,194
TOTAL ASSETS	$57,830	$60,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	172,382	159,267
Other payable and accruals	24,632	26,078
Due to related party	3,535,636	3,489,687
Due to unrelated party	601,954	574,585
Project deposits	48,200	-
Total Current liabilities	4,382,804	4,249,617

TOTAL LIABILITIES	4,382,804	4,249,617

Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; 280,000 shares issued and outstanding	68,408	68,408
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value, 1,426,927,346 shares issued and outstanding	1,426,927	1,426,927
Additional paid-in capital	545,270	385,842
Accumulated deficit	(6,427,819)	(6,203,396)
Accumulated other comprehensive income	62,240	132,610
Total Stockholders’ Deficit	$(4,324,974)	$(4,189,609)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$57,830	$60,008

*Derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31		Nine months ended March 31
	2021	2020	2021	2020
Revenue
Sales	$-	$-	$-	$5,043
Cost of Goods Sold	-	32	-	6,107
Gross Loss	-	(32)	-	(1,064)

Operating Expenses
Depreciation of property and equipment	1,575	1,939	4,659	5,833
Amortization of concession acquisition costs	-	29,140	-	159,865
General and administrative expenses	23,171	127,767	55,755	350,355
Professional fees	-	24,427	8,497	192,387
Total Operating Expenses	24,746	183,273	68,911	708,440

Loss from Operations	(24,746)	(183,305)	(68,911)	(709,504)

Other Income (Expense)
Other income	886	-	3,916	-
Interest expense, related parties	(53,199)	(52,635)	(159,428)	(158,156)
Total Other Expenses	(52,313)	(52,635)	(155,512)	(158,156)

Loss before taxation	(77,059)	(235,940)	(224,423)	(867,660)
Income taxes	-	-	-	-
Net Loss	$(77,059)	$(235,940)	$(224,423)	$(867,660)

Dividend on Series A Preferred Stock	-	(1,754)	-	(5,861)
Net loss attributable to common stockholders	$(77,059)	$(237,694)	$(224,423)	$(873,521)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	72,599	107,764	(70,371)	83,412
Total Comprehensive Loss	$(4,460)	$(128,176)	$(294,794)	$(784,248)

Basic and Diluted Loss per Common Share	$-	$-	$-	$-
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	1,426,927,346	1,426,927,346	1,426,927,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Changes in Stockholder’s Deficit

(Unaudited)

							Accumulated
	Preferred Shares		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Deficit

Balance - June 30, 2020	280,000	68,408	1,426,927,346	1,426,927	385,842	(6,203,396)	132,610	(4,189,609)
Preferred dividend	-	-	-	-	-	-	-	-
Imputed interest	-	-	-	-	52,644	-	-	52,644
Foreign currency translation adjustment	-	-	-	-	-	-	(67,144)	(67,144)
Net loss	-	-	-	-	-	(74,888)	-	(74,888)

Balance - September 30, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$438,486	$(6,278,284)	$65,466	$(4,278,997)

Preferred dividend	-	-	-	-	-	-	-	-
Imputed interest	-	-	-	-	53,585	-	-	53,585
Foreign currency translation adjustment	-	-	-	-	-	-	(75,825)	(75,825)
Net loss	-	-	-	-	-	(72,476)	-	(72,476)

Balance - December 31, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$492,071	$(6,350,760)	$(10,359)	$(4,373,713)

Preferred dividend	-	-	-	-	-	-	-	-
Imputed interest	-	-	-	-	53,199	-	-	53,199
Foreign currency translation adjustment	-	-	-	-	-	-	72,599	72,599
Net loss	-	-	-	-	-	(77,059)	-	(77,059)

Balance - March 31, 2021	280,000	$68,408	1,426,927,346	$1,426,927	$545,270	$(6,427,819)	$62,240	$(4,324,974)

Balance - June 30, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$175,610	$(4,854,366)	$63,116	$(3,120,305)

Preferred dividend	-	-	-	-	-	(2,005)	-	(2,005)
Imputed interest	-	-	-	-	52,763	-	-	52,763
Foreign currency translation adjustment	-	-	-	-	-	-	25,845	25,845
Net loss	-	-	-	-	-	(335,179)	-	(335,179)

Balance - September 30, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$228,373	$(5,191,550)	$88,961	$(3,378,881)

Preferred dividend	-	-	-	-	-	(2,102)	-	(2,102)
Imputed interest	-	-	-	-	52,758	-	-	52,758
Foreign currency translation adjustment	-	-	-	-	-	-	(50,197)	(50,197)
Net loss	-	-	-	-	-	(296,541)	-	(296,541)

Balance - December 31, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$281,131	$(5,490,193)	$38,764	$(3,674,963)

Preferred dividend	-	-	-	-	-	(1,754)	-	(1,754)
Imputed interest	-	-	-	-	52,635	-	-	52,635
Foreign currency translation adjustment	-	-	-	-	-	-	107,764	107,764
Net loss	-	-	-	-	-	(235,940)	-	(235,940)

Balance - March 31, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$333,766	$(5,727,887)	$146,528	$(3,752,258)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(224,423)	$(867,660)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation of property and equipment	4,659	5,833
Amortization of concession acquisition costs	-	159,865
Imputed interest contributed as additional paid in capital	159,428	158,156
Expenses paid directly through an unrelated party	20,802	349,418
Change in assets and liabilities
Prepayment	-	40,000
Other receivable and deposits	(594)	(11,463)
Inventory	-	(27,089)
Accounts payable and accrued liabilities	10,947	52,192
Net cash used in operating activities	(29,181)	(140,748)

CASH FLOWS FROM INVESTING ACTIVITIES
Project deposits received	49,236	-
Concession acquisition costs	-	(71,943)
Purchase of plant and equipment	-	(5,383)
Net cash provided by (used in) investing activities	49,236	(77,326)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from related parties	31,315	792
Repayments of related party advances	(49,812)	-
Dividend on Series A Preferred Stock	-	(2,014)
Advances received from an unrelated party	-	204,019
Net cash (used in) provided by financing activities	(18,497)	202,797

Effects on changes in foreign exchange rate	(1,393)	(4,305)

Net change in cash and cash equivalents	165	(19,582)
Cash and cash equivalents - beginning of period	1,133	22,216
Cash and cash equivalents - end of period	$1,298	$2,634

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed on August 20, 2021. The results of operations for the periods ended March 31, 2021 are not necessarily indicative of the operating results for the full years. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, all such adjustments were of a normal and recurring nature.

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

During the nine months ended March 31, 2021, the Company did not recognize any revenue or incur any cost of sales, resulting in no gross loss. During the nine months ended March 31, 2020, the Company recognized revenue of $5,043 for the mined sand that have been delivered to the customers and incurred cost of sales of $6,107, resulting in gross loss of $1,064.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2021, and June 30, 2020, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to MYR 250,000 (approximately US$62,000). From time to time the Company’s account balances may exceed that limit.

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

As of March 31, 2021, and June 30, 2020, the Company did not have any inventories.

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

Leases

FASB ASC 840 “Leases” requires lessees to record lease assets and liabilities for operating leases and disclose key information about leasing arrangements. Upon entering into an arrangement, the Company evaluates whether the arrangement provides the Company with the ability to control the use of the asset over the term of the lease. If an arrangement contains a lease, upon commencement of the arrangement, the company recognizes an operating lease right-of-use asset and a corresponding operating lease liability. The amount of the operating lease right-of-use asset is measured utilizing the present value of the future minimum lease payments over the lease term. The Company has not recognized any right-of-use assets or lease liabilities as of March 31, 2021.

Segment Reporting

FASB ASC 820 “Segments Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. Our proposed future business segments are expected to span more than one geographical area. Specifically, the Company intends to generate revenue through mineral trading and exploration activities. See Note 12.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of March 31, 2021 and June 30, 2020, there were approximately 44,899 and 43,738 potentially diluted common shares outstanding from 280,000 shares of preferred stock, respectively.

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

Note 2 – Going Concern

For the nine months ended March 31, 2021, the Company reported a net loss of $224,423. In addition, as of March 31, 2021, the Company had a working capital deficit of approximately $4.3 million with cash on hand less than $1,300. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2021 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 (see Note 8). The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Note 4 – Plant and Equipment

	March 31, 2021	June 30, 2020
Cost
Motor Vehicles	$15,666	$15,231
Office equipment	25,657	24,944
Computers and software	13,619	13,240
Tools and equipment	511	497
Furniture and Fixture	37,438	36,396
	92,891	90,308
Accumulated Depreciation	(68,519)	(62,114)
Plant and Equipment, Net	$24,372	$28,194

Depreciation for the nine months ended March 31, 2021 and 2020 was $4,659 and $5,833, respectively.

 Note 5 – Other receivable and deposits

	March 31,	June 30,
	2021	2020

Sundry receivables	$24,833	$23,558
Other receivable	6,387	6,209
Deposits, including utility, security deposits	940	914
	$32,160	$30,681

Note 6 – Related party advances and expenses

Advances from related parties:

	March 31,	June 30,
	2021	2020

Advances from SBS Directors	$1,007,028	$997,706
Advances from related party	1,809,464	1,792,850
Advances from holding company	719,144	699,131
Total	$3,535,636	$3,489,687

During the nine months ended March 31, 2021 and 2020, the Company received advances from directors of $31,315 and $792 and repaid advances from a director of $49,812 and $nil, respectively.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $159,428 and $158,156 during the nine months ended March 31, 2021 and 2020, respectively.

Concentration of Risk

To date the Company has been reliant on funding from related parties as the Company does not have the current existing capital resources to execute its business plan.

Note 7 – Due from unrelated parties

During the nine months ended March 31, 2021 and 2020, the Company received advances from an unrelated party of $nil and $204,019, respectively and received payment of expenses incurred totaling $20,802 and $349,418, respectively. These amounts are unsecured, non-interest bearing and due on demand.

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

As of March 31, 2021, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

On March 31, 2021 and June 30, 2020, the Company had 1,426,927,346 common shares issued and outstanding.

Preferred Shares - SBS

In August 2018, SBS designated a new class of preferred equity, designated the 12% redeemable cumulative preference shares, in its attempt to raise capital for business expansion and exploration and mining activities. SBS authorized the issuance of up to 50 million shares at the issue price of MYR 1.0 per share. The new preferred equity carries a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred security. The preferred dividend will have priority to any payment of dividends on the common equity. The preferred shares automatically convert to NAMI Corp common shares two years after issuance if not converted earlier at the rate of USD $1.50 on then value translated into USD of each 12% redeemable cumulative preference share. In the event of the liquidation or winding up of SBS, the preferred shares are entitled to distributions prior to any amounts distributed to the common equity holders. The holders of the preferred shares, so long as the cumulative preferred dividend is timely paid each quarter, have no general voting rights, but have rights to vote on any matters that effect the provisions of the preference shares. In the event that SBS fails to timely make its quarterly dividend payment, the holders of the preferred equity receive the right to vote on any and all general corporate matters on a 1 for 1 basis with the number of preferred shares held. As at March 31, 2021, dividends in arrears totaled $10,123 (MYR 42,000).

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

During the nine months ended March 31, 2021 and 2020, preferred dividends of $nil and $5,861 was distributed to the holders of the preferred shares.

Instruments Convertible into Common or Preferred Shares

During the nine months ended March 31, 2021, SBS had 280,000 shares of preferred stock outstanding which are convertible into 44,899 common shares.

Note 10 – Sea Sand Mining Project

On August 30, 2017, SBS entered into an irrevocable right of use (“IRU”) agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby SBS was given exclusive rights to operate mining and extraction activities on the designated area (1,113 square kilometers outside the waters of the state of Terengganu, Malaysia, subject to certain terms and conditions therein) and manage all matters relating to the operations. The Company currently estimates that the acreage available under the IRU will provide approximately 5 years of sustained mining operations. As part of the IRU, the Company is responsible for all permitting costs (both for mining operation and for the right to sell the mined sand internationally) at both the state and federal levels of all applicable ministries and departments in Malaysia. As compensation for the IRU, the Company is obligated to remit to JHW on a quarterly basis, 25% of the profits from the mining activities, as defined within the agreement. The Company submitted the required environmental and engineering assessments as part of the permitting process for approximately 383 square kilometres, and in January 2019, JHW was issued by the government of Malaysia the first set of permits necessary to commence sea sand mining operations. The final approved area was 20.48km² within the jurisdiction of the state of Terengganu, Malaysia (the “Area”). The Company is expecting to receive approval for the exporting rights prior to the end of 2019. The Company is required to prepay MYR 500,000 of future royalty amounts due under the agreement with JHW, of which SBS funded MYR 250,000 (approximately $60,000) as of March 31, 2021. On June 30, 2020, the Company determined that the recoverable amount of this prepayment was nil and recorded a loss of $59,478 associated with the write-down.

As of March 31, 2021, SBS has capitalized $343,629 (MYR 1,466,541) of concession acquisition costs associated with the permit applications for the project. On June 30, 2020, the Company determined that the recoverable amount of the concession acquisition costs was nil and recorded an impairment loss of $182,383 associated with the write-down.

Note 11 – Sea Sand Dredging Project

In December 2020, the Company accepted an offer from Royal Resources PTE Ltd. (“Royal Resources”) related to a Sea Sand Dredging Project located at Kawasan Luar Perairan Negeri Terengganu. In accordance with the offer, an advance payment (the “Advance”) of $49,236 (MYR 200,000) was required upon signing of the acceptance letter and was received during the nine months ended March 31, 2021. The Advance is refundable to Royal Resources if the Company is unable to obtain an export license, sea sand does not meet quality requirements, or a disagreement arising from royalty fees and dredging environment issue. Upon signing an agreement with Royal Resources, the Company will receive an additional approximate $446,094 (MYR 1,800,000) from Royal Resources.

Note 12 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the nine months ended March 31, 2021 and 2020:

Nine Months Ended March 31, 2021	USA	Malaysia	Total
Revenue	$-	$-	$-
Depreciation of property, plant and equipment	-	(4.659)	(4,659)
General and administrative expenses including related party	(25,419)	(30,336)	(55,755)
Professional fees	(8,497)	-	(8,497)
Other income (expenses)	(45,383)	(110,129)	(155,512)
Net loss	$(79,299)	$(145,124)	$(224,423)

Nine Months Ended March 31, 2020	USA	Malaysia	Total
Revenue	$-	$5,043	$5,043
Cost of Goods Sold	-	(6,107)	(6,107)
Depreciation of property, plant and equipment	-	(5,833)	(5,833)
Amortization of concession acquisition costs	-	(159,865)	(159,865)
General and administrative expenses	(197,927)	(152,428)	(350,355)
Professional fees	(189,125)	(3,262)	(192,387)
Other income (expenses)	(45,383)	(112,773)	(158,156)
Net loss	$(432,435)	$(435,225)	$(867,660)

The following table shows assets information by geographic segment at March 31, 2021 and June 30, 2020:

As of March 31, 2021	USA	Malaysia	Total
Current assets	$-	$33,458	$33,458
Property and equipment, net	-	24,372	24,372
Total assets	$-	$57,830	$57,830

As of June 30, 2020	USA	Malaysia	Total
Current assets	$-	$31,814	$31,814
Property and equipment, net	-	28,194	28,194
Total assets	$-	$60,008	$60,008

Note 13 – Risks And Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

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

In August 2021, the Company received an advance from an unrelated party of approximately $32,214 (MYR 130,000).

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended March 31, 2021 and 2020, which are included herein.

Our operating results for three months ended March 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	March 31,
	2021	2020	Change	%
Sales	$-	$-	$-	-
Cost of Goods Sold	-	32	(32)	(100)%
Gross Loss	-	(32)	32	(100)%
Operating expenses	24,746	183,273	(158,527)	(86)%
Other Expense	52,313	52,635	(322)	(1)
Net loss	$(77,059)	$(235,940)	$158,881	(67)%
				-
Other Comprehensive Income:	$72,599	$107,764	$(35,165)	(33)%
				-
Comprehensive loss	$(4,460)	$(128,176)	$123,716	(97)%

The Company did not recognize any revenues for the three months ended March 31, 2021. The Company recognized revenues of $0 and gross loss of $32 from the sales of mined sand from the River Sand Project during the three months ended March 31, 2020.

Our financial statements reported a net loss of $77,059 for the three months ended March 31, 2021 compared to a net loss of $235,940 for the three months ended March 31, 2020. Our losses have decreased, primarily as a result of decreases in operating expenses of $158,527. The decrease in operating expenses was primarily the result of decreases in professional fees and general administrative expenditures as well as amortization of a concession acquisition project which was written down to nil at June 30, 2020.

Other expense decreased to $52,313 for the three months ended March 31, 2021, compared to $52,635 for the three months ended March 31, 2020. Other expense related primarily to interest expense imputed for our non-interest bearing advances from related parties.

 Should we be successful in our efforts to raise additional capital and are able to successfully close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect that our expenses to increase substantially.

Our operating results for nine months ended March 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Nine months
	March 31,
	2021	2020	Change	%
Sales	$-	$5,043	$(5,043)	(100)%
Cost of Goods Sold	-	6,107	(6,107)	(100)%
Gross Profit (Loss)	-	(1,064)	1,064	(100)%
Operating expenses	68,911	708,440	(639,529)	(90)%
Other Expense	155,512	158,156	(2,644)	(2)%
Net loss	$(224,423)	$(867,660)	$643,237	(74)%
				-
Other Comprehensive Income (Loss):	$(70,371)	$83,412	$(153,783)	(184)%
				-
Comprehensive loss	$(294,794)	$(784,248)	$489,454	(62)%

The Company did not recognize any revenues for the nine months ended March 31, 2021. The Company recognized revenues of $5,043 and incurred gross loss of $1,064 from the sales of mined sand from the River Sand Project during the nine months ended March 31, 2020.

Our financial statements reported a net loss of $224,423 for the nine months ended March 31, 2021 compared to a net loss of $867,660 for the nine months ended March 31, 2020. Our losses have decreased, primarily as a result of a decrease in operating expenses of $639,529. The decrease in operating expenses was primarily the result of decreases in professional fees and general administrative expenditures as well as amortization of a concession acquisition project which was written down to nil at June 30, 2020.

Other expense decreased to $155,512 for the nine months ended March 31, 2021, compared to $158,156 for the nine months ended March 31, 2020. Other expense related primarily to interest expense imputed for our non-interest bearing advances from related parties.

 Should we be successful in our efforts to raise additional capital and are able to successfully close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect that our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital

	March 31,	June 30,	Change
	2021	2020	Amount	%
Cash	$1,298	$1,133	$165	15%

Current Assets	$33,458	$31,814	$1,644	5%
Current Liabilities	$4,382,804	$4,249,617	$133,187	3%
Working Capital (Deficiency)	$(4,349,346)	$(4,217,803)	$(131,543)	3%

Our working capital deficit increased as of March 31, 2021, as compared to June 30, 2020, primarily due to an increase in current liabilities from Nami Corp. and additional advances from related parties to fund operating losses.

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

Cash Flows

	Nine months ended
	March 31,		Change
	2021	2020	Amount	%
Cash Flows used in operating activities	$(29,181)	$(140,748)	$111,567	79%
Cash Flows provided by (used in) investing activities	$49,236	$(77,326)	$126,562	164%
Cash Flows (used in) provided by financing activities	$(18,497)	$202,797	$(221,294)	(109)%
Effects on changes in foreign exchange rate	$(1,393)	$(4,305)	$2,912	(68)%
Net increase (decrease) in cash during period	$165	$(19,582)	$19,747	(101)%

Operating Activities

Net cash used in operating activities was $29,181 for the nine months ended March 31, 2021 compared with $140,748 in the same period in 2020.

During the nine months ended March 31, 2021, cash used in operating activities consisted of a net loss of $224,423, depreciation of property and equipment of $4,659, imputed interest on non-interest bearing related party advances contributed as paid in capital of $159,428, expenses paid by an unrelated party of $20,802, changes in other receivable and deposits of $(594), and other payables and accruals of $10,947.

During the nine months ended March 31, 2020, cash used in operating activities consisted of a net loss of $867,660, depreciation of property and equipment of $5,833, amortization of concession acquisition costs of $159,865, imputed interest on non-interest bearing related party advances contributed as paid in capital of $158,156, expenses paid by an unrelated party of $349,418, and changes in prepayments of $40,000, other receivable and deposits of $(11,463), inventory of $(27,089), and accounts payable and accrued liabilities of $52,192.

Investing Activities

During the nine months ended March 31, 2021, cash flow provided by investing activities of $49,236 was the result of a project deposit made by a third party. During the nine months ended March 31, 2020, the Company incurred concession acquisition costs of $(71,943) and purchased $(5,383) of property and equipment.

Financing Activities

Net cash used in financing activities was $18,497 for the nine months ended March 31, 2021, compared to net cash provided by financing activities of $202,797 in the same period in 2020. Net cash used in financing activities for the nine months ended March 31, 2021 was a result of advances received from a related party of $31,315 and repayments of advances to an related party of $(49,812). Net cash used in financing activities for the nine months ended March 31, 2020 included dividends on Series A Preferred Stock of $(2,014), advances from a related party of $792 and advances from an unrelated party of $204,019.

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

As of March 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of March 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of March 31, 2021, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of March 31, 2021 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended March 31, 2021: None.

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

NAMI CORP., a Nevada corporation

DATED: September 28, 2021	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officer

DATED: September 28, 2021	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer - Compliance

