Form 10-K
period 2021-06-30
NAMI Corp.
filed 2021-11-03
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2021 was 1,426,927,346 shares, $0.001 par value.

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

OUR CORPORATE HISTORY AND BACKGROUND

We were incorporated in the State of Nevada on September 5, 2012. Initially, we established November 30 as our fiscal year-end. On July 4, 2018, we changed our fiscal year-end to June 30. We were originally developing a built-in safe with a combination lock that could store personal and/or valuable items inside of backpacks, carry-on luggage, and suitcases. Since our inception and until the acquisition of SBS, we were a development stage company without significant assets or revenue.

On October 31, 2016, a change in control occurred because the Company’s largest shareholder sold 60,750,000 shares of our common stock to the Company’s current Chairman, Ong Tee Keat, an individual residing in Malaysia, which represented 60.22% of the total issued and outstanding shares of common stock at that time. Such 60,750,000 shares sold represented all of the shares of the Company’s common stock owned by the prior shareholder.

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

Prior to November 3, 2016, we operated our business under the name “Pack Fuerte, Inc.” On November 3, 2016, Pack Fuerte, Inc. filed Articles of Merger, pursuant to the Nevada Revised Statutes 92A.200 et. seq., with the Nevada SOS. The Articles of Merger set forth the terms and conditions under which we entered into a statutory merger with our wholly owned subsidiary, NAMI Corp., with Pack Fuerte, Inc. as the merging corporation and NAMI Corp. as the surviving corporation. Thereafter we have operated under the name NAMI Corp.

Acquisition of SBS

On July 12, 2018, we acquired 100% of the outstanding shares of SBS from GMCI Corp (“GMCI”) in exchange for the issuance of a total of 720,802,346 shares of our common stock to GMCI (the “SBS Acquisition”). As a result of the SBS acquisition, SBS became our wholly owned subsidiary; and the former SBS Shareholder, GMCI, became our controlling stockholder. The SBS Acquisition was treated as a recapitalization, with SBS as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the SBS Acquisition, we are referring to the business and financial information of SBS.

Immediately prior to the SBS Acquisition, GMCI owned all the issued and outstanding capital stock of SBS. As a result of the SBS Acquisition, we now own all the issued and outstanding capital stock of SBS. Following the closing of the SBS Acquisition, we conduct our operations through our controlled, consolidated subsidiary SBS. SBS is primarily engaged in mining and exploration of properties located in Malaysia.

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

Filing of S-1 Registration Statement for our Selling Shareholders

On November 13, 2018, the Company filed a S-1 Registration Statement to register for the sale of up to 322,388,472 shares of our common stock by persons who received shares of our common stock pursuant to the Nami Stock Dividend and by persons who purchased shares of our common stock in private placements that took place from April to September 2017 (the “Private Investors”). The recipients of the Nami Stock Dividend and the Private Investors are referred to in this annual report as the “selling stockholders”. The selling stockholders may sell common stock from time to time in the principal market on which the stock will be traded at the prevailing market price or in negotiated transactions. With respect to shares of our common stock that may be offered and sold from time to time by the selling stockholders, we will receive no proceeds from the sale of shares of our common stock pursuant to such offering. The Securities and Exchange Commission (“SEC”) declared the effectiveness of the resale S-1 Registration Statement on November 26, 2018.

Temporary Business Interruptions Caused by Covid-19

In March of 2020 the outbreak of a novel strain of coronavirus (COVID-19) was declared a pandemic by the World Health Organization. To date, the COVID-19 pandemic and preventative measures taken to contain or mitigate the outbreak have caused and continue to disrupt business, the financial markets, and economies globally.

The COVID-19 pandemic has negatively impacted the Company’s business, financial condition, and results of operations. The government of Malaysia implemented a Moving Control Order (“MCO”) in March of 2020 which caused us to suspend business operations. On June 1, 2021 the government of Malaysia implemented the National Recovery Plan (“NRP”) which consists of a four phase recovery plan designed to steer Malaysia out of the pandemic. As of the date of this annual report, most Malaysian states have successfully moved out of phase one of the four stage plan. We anticipate that most economic sectors will re-initiate activities during the month of October 2021, as Malaysia has vaccinated approximately 90% of its target population. The Malaysian border is expected to re-open during the months of November or December of the present year.

The pandemic is an ongoing world issue, and the ultimate magnitude and duration of the COVID-19 pandemic remains unknown. Uncertainty around the magnitude and duration of a global public health crisis can cause instability in the global markets and economies, affecting our business in a multitude of ways and in varying magnitudes. Although we are unable to predict the ultimate impact of the COVID-19 pandemic on our business, financial condition, and results of operations, if this global health threat persists, it could adversely affect:

•	Global demand for bauxite, sea sand, and river sand, negatively impacting our ability to generate cash flows from operations;
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

Further or prolonged deterioration of adverse conditions could continue to negatively impact our business, financial condition, and results of operations. The situation surrounding COVID-19 is constantly evolving, and given its inherent uncertainty, we expect that the pandemic will continue to cause instability in the global markets and economies in the near term, particularly if there is a continued increase in COVID-19 cases globally and/or in the locations in which the Company operates. The duration and magnitude of the impact of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the emergence of new variants, increased infection rates in the areas in which we operate, the extent and effectiveness of containment actions, including the timing and effectiveness of vaccination efforts in the markets where we operate, and the impact of these and other factors on our employees, customers, suppliers, and joint venture partners. The impact of the COVID-19 pandemic has had and may continue to have a material adverse effect on our business, financial condition, and results of operations.

OVERVIEW

SBS, founded in August 14, 2008, is a Malaysian corporation primarily engaged in bauxite financing and trading, as well as mining and exploration of properties located in Malaysia.

SBS’ executive offices are located at No 1, 1st Floor, Lorong Sekilau 1, Bukit Sekilau, 25200 Kuantan, Pahang Darul Makmur, Malaysia.

In August 2018, SBS created a new class of preferred equity, designated as the “12% Redeemable Cumulative Preference Shares,” in its attempt to raise capital for business expansion and exploration of mining activities. SBS authorized the issuance of up to 50 million shares of the newly created class of preferred stock at an issue price of RM 1.00 per share. This new preferred equity carries a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred shares (the “Preferred Dividend”). The Preferred Dividend will have priority over any payment of dividends on the common shares of SBS. The preferred shares shall be redeemed by SBS at the “Redemption Price.” The Redemption Price for each share shall be an amount of shares of NAMI Corp., equal to the issue price of the preferred shares, plus the unpaid Preferred Dividends. SBS shall redeem the 12% Redeemable Cumulative Preference Shares on the second anniversary of their issuing date. In the event of a liquidation, dissolution or winding up of SBS, the holders of 12% Redeemable Cumulative Preference Shares, shall be entitled to have the assets available for distribution applied first to pay them an amount equal to the issue price, plus all unpaid Preferred Dividends. If SBS fails to effect the redemption of the preferred shares 45 business days after the second anniversary of the issuing date (the “Redemption Date”), then the holders of the preferred shares shall be entitled to deal with such shares in any manner. Failure by SBS to redeem any of the 12% Redeemable Cumulative Preference Shares on the Redemption Date will be regarded as a potential default by SBS of the terms of the 12% Redeemable Cumulative Preference Shares. The holders of 12% Redeemable Cumulative Preference Shares shall have no voting rights, except: (i) upon any resolution put forth when the Preferred Dividends remain in arrears and unpaid; (iv) upon any resolution that varies the rights of the preferred shares; (iii) upon any resolution for the winding up of SBS; (iii) upon any resolution to approve a capital reduction, repayment or distribution of SBS; (iv) upon any proposal to effect a scheme of arrangement; and (v) as required by law. As of June 30, 2021 and 2020, dividends in arrears totaled $12,146 (MYR 50,400) and $3,280 (MYR 14,000), respectively.

In August 2018, SBS commenced a capital raise of up to RM 50,000,000 (approximately USD $12.4 million) by offering shares of SBS’ 12% Redeemable Cumulative Preference Shares at a price of RM1.00 per share (the “12% Redeemable Cumulative Preference Shares Offering”). The 12% Redeemable Cumulative Preference Shares offering was closed on February 28, 2019. During the years ended June 30, 2021 and 2020, preferred dividends of $nil and $5,861, respectively, were distributed to the holders of the preferred shares.

In August 2018, the Company received approximately $59,530 (MYR 240,000) in the first subscription of the 12% Redeemable Cumulative Preference Shares offering. The Company received approximately $8,878 (MYR 40,000) in the second subscription of the 12% Redeemable Cumulative Preference Shares offering.

As of June 30, 2021, SBS had 280,000 shares of 12% Redeemable Cumulative Preference Shares outstanding which are redeemable for NAMI Corp. common shares. As of the date of this report 280,000 shares of 12% Redeemable Cumulative Preference Shares remain outstanding. To redeem such shares, SBS plans to pay the Redemption Price by purchasing shares of Nami Corp. directly from certain members of the board of directors of SBS, using proceeds from operating cash flows and at a discounted price. As of the date of this report, no shares of Nami Corp. have been transferred to the holders of the preferred shares.

In August 2020, the two-year term to redeem all of the 12% Redeemable Cumulative Preference Shares for the Redemption Price, to be paid in shares of Nami Corp. lapsed. The Company was unable to redeem the preferred shares due to a complete halt of operations in compliance with the MCO issued by the Malaysian government in response to the Covid-19 pandemic. As of the date of this report, holders of the 12% Redeemable Cumulative Preference Shares received three letters from SBS informing them that operations have been halted; and that scheduled dividend payments and the redemption of shares has been delayed due to the effects of Covid-19. All letters proposed a new dividend payment schedule and redemption date. The holders of the 12% Redeemable Cumulative Preference Shares have returned to the Company signed copies of the last letter sent on October 15, 2021, accepting, and agreeing to the new dividend and redemption payment date, schedule for December of 2021.

If the Company fails to redeem the 12% Redeemable Cumulative Preference Shares on the new schedule redemption date, the holders of the 12% Redeemable Cumulative Preference Shares, may demand the completion of the share redemption or to revoke their subscription of the 12% Redeemable Cumulative Preference Shares; and claim all costs and expenses incurred in connection with the rescission of their investment; including the Redemption Price.

Products and Suppliers

Bauxite Financing

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

Sincere Pacific holds a special permit from the government of Malaysia that allows it to hold up to 1.8 million metric tons (all tons referred to herein are metric) of bauxite stockpile for shipment at Felda Bukit Goh, Kuantan. This permit has no expiration date. Sincere Pacific and SBS intend to conclude approximately seven (7) shipments under this permit. As of June 30, 2021, the two parties have concluded five (5) shipments. The remaining two shipments have not been concluded and do not have an estimated shipment date due to the fact that the Malaysian government has yet to issue the finalized standard operating procedure rules for the export of bauxite. On March 22, 2018, Sincere Pacific obtained an additional bauxite export license for a total tonnage of 124,160.67 metric tons. The permit expired on April 30, 2018. No sales were made by Sincere Pacific under the verbal agreement in the year ended June 30, 2021. Sincere Pacific acquires or purchases bauxite from multiple sources in Malaysia for selling the ore to customers in China.

Upon purchasing bauxite in Malaysia, Sincere Pacific processes the ore in its facilities, then stockpiles the ore pending shipment. Each shipment of bauxite consists of up to 55,000 metric tons. SBS does not take physical possession of the minerals at any time. It has been verbally agreed between Sincere Pacific and SBS that SBS, in return for providing exporting financing, shall receive a commission based on the gross amount of washed bauxite tonnage of up to 20,000 metric tons per shipment. Thereafter, if successful, the two parties will enter a formal agreement with respect to further shipments under newly negotiated terms. It is anticipated by our management team that the sales price obtained by Sincere Pacific for unwashed bauxite could gross a total of up to USD $24.50 to USD $26.00 per dry and delivered metric ton, free on board stowed and trimmed, subject to certain penalties or bonus based on the percentage of certain mineral compounds present (primarily aluminum oxide and silicon dioxide). Sincere Pacific issues payment to SBS upon successful conclusion of shipments, at an agreed USD $1.00 per delivered dry ton, net any applicable fees such as storage, etc. The parties intend to formalize a written agreement for future mineral trading activities following successful conclusion of approximately seven (7) shipments whereby we hope that SBS will receive commissions on up to 140,000 gross tons. As of the date of this report, no formalized written agreement has been completed.

However, the price at which Sincere Pacific sells a shipment of bauxite is subject to negotiation and current market prices. Therefore, this average net income of USD$1.00 per ton payable to SBS is subject to adjustment and possible volatility.

To date, Sincere Pacific has completed five (5) shipments of bauxite and SBS has provided Sincere Pacific with $614,226 (RM$2,504,769) of financing used towards a portion of these shipments. Of the total financing advanced by SBS, $186,744 (RM$800,000) has been repaid by Sincere Pacific as of the date of this filing. Through June 30, 2018, SBS has received revenue of $84,271 (RM$350,306) in commissions from Sincere Pacific from its bauxite trading operations. No sales were made by Sincere Pacific under the agreement in the year ended June 30, 2020 and June 30, 2021 and therefore no commissions were received by the Company during the year ended June 30, 2020 and June 30, 2021.

Sea Sand Mining

On August 30, 2017, SBS entered into an agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby JHW applied for and obtain a three (3) year mining concession from the Malaysian government to mine and dredge sea sand on the east coast of Peninsular Malaysia, effective beginning in January 2019. JHW was first granted a concession with an area of 1,113km², which was later amended and reduced to 383km². The final approved area is 20.48km² within the jurisdiction of the state of Terengganu, Malaysia (the “Area”). Pursuant to the agreement, JHW was responsible for carrying out and submitting to the relevant authorities all necessary study reports, including, but not limited to, Environmental Impact Assessment (“EIA”) reports and feasibility and hydraulic studies with respect to the Area to obtain approval for the sea sand mining and dredging license (the “Final Approval”). SBS was responsible for bearing all costs and expenses incurred with respect to such application, and for providing all the required technical assistance with obtaining the concession licenses. In exchange for covering all costs and expenses in connection with the obtainment of the Final Approval, JHW granted SBS the exclusive right to develop, carry out and operate all mining and extraction activities in the Area, and to manage all matters related to the operation and extraction of sea sand, either by itself or by a nominee. Gross profits from operations of the mining activities in the Area shall be allocated 25% to JHW and 75% to SBS pursuant to the terms of the agreement. In addition, the SBS was required to prepay an advance of MYR 500,000 of future net incomes to JHW. As of June 30, 2021, SBS had paid MYR 250,000 (approximately USD $60,000) to JHW, the residual MYR 250,000, remain outstanding and will be paid once operations commence.

SBS and JHW fulfilled all regulatory requirements and obtained the necessary approvals from all governmental agencies, including Department of Environment (“DOE”) (Jabatan Alam Sekitar), Department of Mineral and Geoscience Malaysia (“JMG”) (Jabatan Mineral dan Geosains Malaysia) and all 13 agencies under the jurisdiction of the state and federal governments of Malaysia for the three (3) year concession in January of 2019.

The Final Approval of the sea sand mining and dredging license was obtained on January 10, 2019. SBS and its partner JHW are now ready to begin the sea sand mining operations. The license expires on January 9, 2022; however, JHW has commenced the license renewal application process, the receipt of which was acknowledged on June 29, 2021 by the Ministry of Energy and Natural Resources.

On December 30, 2020, SBS received an acceptance letter from Royal Resources Pte Ltd in connection with an offer to supply sea sand to the Shenzhen-Hainan reclamation project in China. The estimated value of the order is USD $37,500,000. The parties are in the process of finalizing the definitive supply agreement, which has been delayed due to an increase in global transportation costs. SBS and JHW are now setting up the preparation for the sea sand mining operation, in compliance to the mining license stringent rules and regulations. The first batch of shipments of sea sand is expected to occur in the fourth quarter of calendar year 2021.

The offshore sea sand concession site is located on the east coast of Peninsular Malaysia, occupying an area spanning 20.48km², within the jurisdiction of the state of Terengganu, Malaysia.

Entry into Letter of Intent of Granite Mining Business

On January 17, 2019, we entered into a Letter of Intent with Pembinaan Kaya Hebat Sdn Bhd, a Malaysian corporation engaged in granite mining business (“PKH”), for the acquisition by us of up to one hundred percent (100%) of the issued and outstanding capital stock of PKH at its fair market value (the “PKH Acquisition”). The completion of the PKH Acquisition is subject to various conditions precedent, including, but not limited to, negotiating and executing a form of purchase agreement that is acceptable to both parties, approval of the financial statements of both parties’ boards of directors, and fair market valuation of PKH. If we are able to complete the PKH Acquisition, we intend to operate PKH as a wholly owned subsidiary or a majority-owned subsidiary. As of the date of this report, the PKH acquisition is still under negotiations. If the PKH acquisition is completed, it will trigger additional disclosure in subsequent reports and our financial statements.

NAMI Corp. aspires to become a globally diversified mining company and is actively engaged in expansion plans by engaging with prospective mining businesses.

River Sand Mining

On September 6, 2019, SBS entered into a mining agreement with Wan Ismail bin Wan Ahmad (the “Donor”) pursuant to which the Donor granted to SBS the sole and exclusive rights to mine for river sand and other materials from a 1.9040-hectare (4.7 acre) plot of land located at Kampung Tiram, district of Kuala Kuantan, Kuantan, Malaysia (the “Concession”) for which the Donor had received a lease license from the State Government of Pahang. SBS shall pay the Donor a fixed monthly rate for the sole and exclusive rights to mine the Concession.

With the grant of the sole and exclusive rights of the aforementioned mining concession for river sand, the Company will expand its current business portfolio to river sand mining and trading. Meanwhile, the Company plans to continue acquiring strategic mining concessions to enhance its river sand mining division.

OUR INDUSTRY

Bauxite Trading

In 2015, Malaysia exported 24.3 million tons of bauxite, resulting in $1.1 billion of revenue to exporters. China accounted for 99% of Malaysia’s export of bauxite. In 2016, the government of Malaysia banned all bauxite mining activities due to environmental concerns and ordered the clearing of the country’s stockpiled inventory of bauxite, requiring all exports to be done pursuant to approved permits issued by the Malaysian government (“Approved Permits”).2 As a result, Malaysia exported just 7.4 million metric tons of bauxite in 2016. The ban on the mining of bauxite in Malaysia lasted for three years and was finally lifted in April 2019. The total approximate amount of exported bauxite in 2018 decreased significantly to 515,217 tons as compared to 822,668 tons of bauxite exported in 2017.

Sincere Pacific currently holds an Approved Permit to export bauxite, which ensures the company applies sustainable mining practices to avoid environmental damage.

Car manufacturers are the worlds’ number one industrial consumers of aluminum, using 18% of all aluminum consumed worldwide in 2019. The industry’s demand for aluminum is forecasted to double by 2050 as car manufacturers increase the use of this lightweight metal in order to improve battery performance in electric vehicles. China now dominates the global production of aluminum. In the first half of 2020, China imported 58.3 million tons of bauxite, up 30.3% when compared to 2019, and in the past five years, China’s bauxite imports have grown at an annual rate of 20%. Industry experts predict that this trend will continue to grow and that China’s reliance on imported bauxite for its internal aluminum production may increase from the current 50% to reach 80% in the coming years.

Sea Sand Mining

The process of sea sand mining is extracting sand from the ocean bed with heavy machinery. Then sands are dredged and stored into bunkers or vessels that will be shipped to a buyer’s destination. In commercial businesses, sands are mainly used as construction materials (e.g., brick, concrete, and roads) and for land reclamation (also known as landfills).

The demand for sea sand has soared globally, mostly for industrial and land reclamation purposes. According to the United Nations Commodity Trade Statistics Database (UN COMTRADE), the international trade value of sea sand has increased six-fold in the last 25 years. The Department of Mineral & Geoscience Malaysia reported that out of 36.7 million tons of sea sand produced in Malaysia in 2017, 1.5 million tons were exported, almost exclusively to Singapore.

On October 3, 2018, Malaysia banned all exports of sea sand due to environmental concerns, to satisfy domestic demand, and to clamp down on illegal sand smuggling. Nowadays, sea sand can only be exported from Malaysia under a specific export Approved Permit. Our partner, JHW, holds this export Approved Permit. Under the terms of JHW’s export Approved Permit, we can export up to 19,640,000m3 of sea sand. JHW applied for and obtained the export Approved Permit on April 9, 2021.

The woes at Evergrande and other Chinese real estate developers seem to indicate oversupply in the Chinese real estate market. A deterioration in the Chinese housing market could negatively impact our business prospects with China as a producer and supplier of construction and building materials.

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

Apart from Perlis and Melaka, all other Malay states contributed to the production of river sand in 2017. Local demand is expected to increase from the revival of mega projects that were halted previously such as the Bandar Malaysia and East Coast Rail Link and Light Rail Transit 3 (“LRT 3”) projects. Bandar Malaysia’s development, which occupies the former airport in Sungai Besi, is estimated to be 196 hectares in size and will include 10,000 affordable housing units, a people’s park and priority for the use of local content and materials. Completion date is not confirmed yet but development is expected to take 20 years to complete. Tech giants such as Alibaba and Huawei have also expressed interest in establishing their ICT centers in Bandar Malaysia.

Another project that received the green light in April 2019 is the East Coast Rail Link (the “ECRL”). The ECRL is a key railway project consisting of 655 kilometers of railways connecting the eastern coast of Malaysia with the western part of the country. The project is expected to be completed in December 2026.

Competition

Currently, we do not have any direct competition with respect to the specific properties to which our respective partners, Sincere Pacific, JHW and Donor hold licenses. Sincere Pacific is one of the few holders of Approved Permits in Malaysia to export bauxite. It has little competition in terms of purchasing and exporting bauxite.

In terms of developing our business plan and conducting exploration and later deposit development, we expect to compete for qualified geological and environmental experts to assist us in our exploration of mining prospects, as well as any other consultants, employees and equipment that we may require in order to conduct our operations.

Currently, there is significant competition for financial capital to be deployed in mining and material extraction. Therefore, it is difficult for smaller companies such as us to attract investment for our exploration activities. We cannot give any assurances that we will be able to compete for capital funds; and without adequate financial resources, we cannot assure our investors or shareholders that the Company will be able to compete in exploration activities and ultimately in material deposit development, production and sales.

Markets, Sales and Distribution

JHW and SBS received the sea sand mining and dredging license on January 10, 2019. SBS is now ready to begin its sea sand mining operation. The license expires on January 9, 2022; and JHW has already commenced the license renewal application process, which was acknowledged on June 29, 2021 by the relevant government authorities. The license permits JHW to export sea sand to China, Hong Kong and Japan. We plan to distribute and sell sea sand to customers in these locations.

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

[7] See http://www.asiaone.com/singapore/cambodia-bans-exports-coastal-sand-mainly-singapore.

[8] See http://www.rfa.org/english/news/cambodia/sand-storm-11022016160124.html.

•

The State Mineral Enactment (“SME”) provides that each State has its own legislation to govern mining activities within its jurisdiction. The SME provides the States with the powers and rights to issue mineral prospecting and exploration licenses, mining leases, and other related matters.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

Our shares of common stock are not traded on a national exchange; rather, they are traded on the OTC Pink Market under the symbol “NINK.” On September 1, 2021 the most recently quoted price for one share of common stock on OTC Markets was $0.0131. The following table sets forth, for the periods indicated, the high and low trade prices for our common stock as reported on the OTC PINK Market. During the fiscal years 2021 and 2020 our common stock did not trade above $3.

On November 1, 2016, our common stock was verified for trading on OTCQB Marketplace under the trading symbol NINK. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTC Pink Market for the two quarters of 2019, for the four quarters of 2020, and for the four quarters of 2021.

	High	Low
2021: First Quarter	$1.40	$0.75
2021: Second Quarter	$0.75	$0.25
2021: Third Quarter	$1.00	$0.0131
2021: Fourth Quarter

2020: First Quarter	$2.35	$2.35
2020: Second Quarter	$2.35	$2.31
2020: Third Quarter	$2.31	$1.25
2020: Fourth Quarter	$2.00	$0.90

2019: Third Quarter	$2.15	$1.80
2019: Fourth Quarter	$2.35	$2.00

Number of Holders

As of the date of this report 1,426,927,346 shares of our common stock were outstanding and held of record by approximately 3,010 stockholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2021. We have not paid any cash dividends since inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In October 2016, the Company’s Board of Directors approved a 7:1 forward split. All share and per share amounts herein reflect the impact of the forward split.

On July 12, 2018, we issued a total of 720,802,346 shares of our Company’s common stock to GMCI in exchange for all the capital stock GMCI held in SBS in connection with the SBS Acquisition.

The shares of common stock referenced above were issued in reliance upon an exemption from registration afforded under Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder. These issuances were exempt transactions pursuant to Section 4(2) of the Securities Act as they were private transactions by the Company and did not involve any public offering.

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

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended June 30, 2021 and 2020, which are included herein.

Our operating results for year ended June 30, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Year ended
	June 30,
	2021	2020	Change	%
Sales	$-	$5,003	$(5,003)	(100%)
Cost of Goods Sold	-	92,412	(92,412)	(100%)
Gross Profit (Loss)	-	(87,409)	87,409	(100%)
Operating expenses	581,798	1,060,920	(479,122)	(45%)
Other Expense	108,552	194,840	(86,288)	(48%)
Net loss	$(690,350)	$(1,343,169)	$652,819	(49%)
				-
Other Comprehensive Income (Loss):	$(70,938)	$69,494	$(140,432)	(202%)
				-
Comprehensive loss	$(761,288)	$(1,273,675)	$512,387	(40%)

The Company did not recognize any revenues for the year ended June 30, 2021. The Company recognized revenues of $5,003 and incurred gross loss of $87,409 from the sales of mined sand from the River Sand Project during the year ended June 30, 2020.

Our financial statements reported a net loss of $690,350 for the year ended June 30, 2021 compared to a net loss of $1,343,169 for the year ended June 30, 2020. Our losses have decreased on a year-over-year basis, primarily as a result of the near total lockdown of Malaysia as a result of the COVID 19 pandemic. In the year ended June 30, 2021, the Company had reduced the level of its operations to near shutdown levels. The results of this included other income of $137,186 from the change in the fair value of a derivative liability associated with a contingent interest liability arising from a project financing arrangement the Company entered into during the year ended June 30, 2021 as well as decreases in general and administrative expenses and professional fees as well as items incurred in the prior year in which there were no similar items in the current year, a gross loss of $87,409 relating to sales of river sand and amortization and impairment related to a previous concession acquisition. Offsetting the overall decrease was an increase in expenditures of $461,734 as part of its need to renew the sea sand dredging license, which currently expires in January 2022, and also work towards expanding the amount of sea sand available to dredge as a result of the Company’s upcoming planned operations as the result of JHW obtaining a sea sand export license in April 2021.

Other expense decreased to $108,552 for the year ended June 30, 2021, compared to $194,840 for the year ended June 30, 2020. The decrease in other expense was mainly related to the change in the fair value of the derivative liability from the amortization of debt discounts on the Company’s project financing debt, in addition to a reduction in other income and slight increase in interest expense imputed for our non-interest bearing advances from related parties. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital, and to close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital

	June 30,	June 30,	Change
	2021	2020	Amount	%
Cash	$24,003	$1,133	$22,870	2,019%

Current Assets	$56,159	$31,814	$24,345	77%
Current Liabilities	$4,643,820	$4,249,617	$394,203	9%
Working Capital (Deficiency)	$(4,587,661)	$(4,217,803)	$(369,858)	9%

Our working capital deficit increased as of June 30, 2021, as compared to June 30, 2020, primarily due to an increase in current liabilities to fund operating losses, increased debt levels and derivative liabilities related to our project financing investment offset by funds received from the Company’s project financing debt.

In the coming quarters our largest cash outlays will be in regards to (1) professional fees for work performed for our reporting as part of Nami Corp. ,(2) for the consultants as part of their work performed to respond to any additional requests received from governmental authorities as part of the process of obtaining approval for the permits and licenses. (3) repayments of the project financing debt.

Management believes that the level of our pre-operating losses are normal for companies in the mining business, and that we will be able to off-set such losses against future revenues once the Company commences its operations and exports. However, our financial statements include a statement that there is a going concern in regards to the Company. Without significant additional investment in the form of debt or equity we may have difficulty meeting our obligations as they come due prior to our obtaining all the necessary permits to begin contracting for sea sand mining operations.

Cash Flows

	Year ended
	June 30,		Change
	2021	2020	Amount	%
Cash Flows used in operating activities	$(577,023)	$(179,616)	$(397,407)	221%
Cash Flows provided by (used in) investing activities	$-	$(71,373)	$71,373	-%
Cash Flows provided by financing activities	$604,154	$230,426	$373,728	162%
Effects on changes in foreign exchange rate	$(4,261)	$(520)	$(3,741)	719%
Net decrease in cash during period	$22,870	$(21,083)	$43,953	108%

Operating Activities

Net cash used in operating activities was $577,023 for the year ended June 30, 2021 compared to $179,616 in the same period in 2020.

During the year ended June 30, 2021, cash used in operating activities consisted of a net loss of $690,350, depreciation of property and equipment of $6,211, imputed interest on non-interest bearing related party advances contributed as paid in capital of $214,234, amortization of debt discount of $35,420, change in fair value of derivative liability of $(137,186), expenses paid directly through unrelated party advances of $16,196 other receivable and deposits of $(594) and accounts payable and accrued liabilities of $(20,954).

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

Investing Activities

There were no investing cash flows for the year ended June 30, 2021 compared to $71,373 in the same period in 2020. During the year ended June 30, 2020, the Company incurred concession acquisition costs of $71,373.

Financing Activities

Net cash provided by financing activities was $604,154 for the year ended June 30, 2021, compared to net cash provided by financing of $230,426 in the same period in 2020. Net cash used in financing during the year ended June 30, 2021 was the result of project financing advances of $97,712, project financing investments of $484,760, advances to related parties of $44,447, advances from an unrelated party of $10,907, repayments of related party advances of $11,338, and repayments of advances to an unrelated party of $22,334. Net cash from financing activities for the year ended June 30, 2020 included $17,617 from advances received from related parties and $218,670 from unrelated parties, offset by dividends on Series A Preferred Stock of $5,861.

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

NAMI CORP.

AUDITED FINANCIAL STATEMENTS

June 30, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nami Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nami Corp. (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two years ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two years ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 2, which includes management’s plans in regards to this uncertainty, the Company has a negative working capital of approximately $4.6 million and an accumulated deficit of approximately $6.9 million and stockholders’ deficit of approximately $4.7 million as of and for the year ended June 30, 2021, and therefore there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois

November 1, 2021

We have served as the Company’s auditor since 2018.

NAMI Corp.

Consolidated Balance Sheets

	June 30, 2021	June 30, 2020

ASSETS
Current Assets
Cash and cash equivalents	$24,003	$1,133
Other receivables and deposits	32,156	30,681
Total Current Assets	56,159	31,814

Property, plant and equipment, net	22,826	28,194
TOTAL ASSETS	$78,985	$60,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	141,235	159,267
Other payables and accruals	23,875	26,078
Due to related party	3,587,392	3,489,687
Due to unrelated party	585,957	574,585
Contingent interest liability	208,969	-
Project advances	96,392	-
Total Current liabilities	4,643,820	4,249,617

Project financing investment note, net of discount	171,828	-

TOTAL LIABILITIES	4,815,648	4,249,617

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Series A Preferred, RM 1 par value; 50,000,000 shares authorized; 280,000 shares issued and outstanding	68,408	68,408
Common stock - Authorized 5,000,000,000 shares $0.001 par value, 1,426,927,346 shares issued and outstanding	1,426,927	1,426,927
Additional paid-in capital	600,076	385,842
Accumulated deficit	(6,893,746)	(6,203,396)
Accumulated other comprehensive income	61,672	132,610
Stockholders’ deficit	$(4,736,663)	$(4,189,609)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$78,985	$60,008

The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended June 30
	2021	2020
Revenue
Sales	$-	$5,003
Cost of Goods Sold	-	92,412
Gross Loss	-	(87,409)

Operating Expenses
Depreciation of property and equipment	6,211	7,716
General and administrative expenses	65,651	419,593
Professional fees	48,202	263,553
Costs to renew and extend license area	461,734	-
Amortization and impairment of concession acquisition costs	-	370,058
Total Operating Expenses	581,798	1,060,920

Loss from Operations	(581,798)	(1,148,329)

Other Income (Expense)
Other income	3,916	15,392
Change in fair value of derivative liability	137,186	-
Interest expense	(35,420)	-
Interest expense, related parties	(214,234)	(210,232)
Total Other Expenses	(108,552)	(194,840)

Loss before taxation	(690,350)	(1,343,169)
Income taxes	-	-
Net Loss	$(690,350)	$(1,343,169)

Dividend on Series A Preferred Stock	-	(5,861)
Net loss attributable to common stockholders	$(690,350)	$(1,349,030)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(70,938)	69,494
Total Comprehensive Loss	$(761,288)	$(1,273,675)

Basic and Diluted Loss per Common Share	$-	$-
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	1,426,927,346

The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp.

Consolidated Statements of Changes in Stockholder’s Deficit

	Preferred Shares		Common Stock		Additional		Accumulated Other Comprehensive	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Stockholders’ Deficit

Balance - June 30, 2020	280,000	68,408	1,426,927,346	1,426,927	385,842	(6,203,396)	132,610	(4,189,609)
Preferred dividend	-	-	-	-	-	-	-	-
Imputed interest	-	-	-	-	214,234	-	-	214,234
Foreign currency translation adjustment	-	-	-	-	-	-	(70,938)	(70,938)
Net loss	-	-	-	-	-	(690,350)	-	(690,350)

Balance - June 30, 2021	280,000	$68,408	1,426,927,346	$1,426,927	$600,076	$(6,893,746)	$61,672	$(4,736,663)

Balance - June 30, 2019	280,000	$68,408	1,426,927,346	$1,426,927	$175,610	$(4,854,366)	$63,116	$(3,120,305)

Preferred dividend	-	-	-	-	-	(5,861)	-	(5,861)
Imputed interest	-	-	-	-	210,232	-	-	210,232
Foreign currency translation adjustment	-	-	-	-	-	-	69,494	69,494
Net loss	-	-	-	-	-	(1,343,169)	-	(1,343,169)

Balance - June 30, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$385,842	$(6,203,396)	$132,610	$(4,189,609)

The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp.

Consolidated Statements of Cash Flows

	Year ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(690,350)	$(1,343,169)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation of property and equipment	6,211	7,716
Amortization and impairment of concession acquisition costs	-	370,058
Imputed interest contributed as additional paid in capital	214,234	210,232
Amortization of debt discount	35,420	-
Change in fair value of derivative liability	(137,186)	-
Expenses paid directly through an unrelated party	16,196	368,357
Change in assets and liabilities
Prepayment	-	99,478
Other receivable and deposits	(594)	(11,311)
Accounts payable and accrued liabilities	(20,954)	119,023
Net cash used in operating activities	(577,023)	(179,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Concession acquisition costs	-	(71,373)
Net cash used in investing activities	-	(71,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Project financing advances proceeds	97,712	-
Project Financing Investment proceeds	484,760
Advances received from related parties	44,447	17,617
Advances received from an unrelated party	10,907	218,670
Repayments of related party advances	(11,338)	-
Repayments of advances to an unrelated party	(22,334)	-
Dividends on Series A Preferred Stock	-	(5,861)
Net cash provided by financing activities	604,154	230,426

Effects on changes in foreign exchange rate	(4,261)	(520)

Net change in cash and cash equivalents	22,870	(21,083)
Cash and cash equivalents - beginning of period	1,133	22,216
Cash and cash equivalents - end of period	$24,003	$1,133

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:	$-	$-
Bifurcated embedded derivative on Project Financing	345,369

The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

SBS Mining Corp. Malaysia Sdn. Bhd., is a Malaysian corporation whose primary business is mining, exploration and trading of certain mineral ores and properties located in Malaysia. During fiscal year 2017 the Company commenced revenue generating operations as a result of its mineral trading business. Essentially all of the Company’s property, plant and equipment assets are held in Malaysia. The functional currency of the Company is the Malaysian Ringgit (MYR).

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company has significant estimates in regards to the inputs used for valuation of the derivative associated with the contingent interest of its Project Investment Financing debt. Actual results when ultimately realized could differ from these estimates.

Revenue Recognition

The Company recognizes revenue from the sale of mined sand from the Sea Sand Mining Project (see Note 10) in accordance with ASC 606 “Revenue Recognition” following the five steps procedure:

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

During the year ended June 30, 2021, the Company did not record any revenue, cost of sales or gross profit. During the year ended June 30, 2020, the Company recognized revenue of $5,003 for the mined sand that have been delivered to the customers. The Company incurred cost of sales of $92,412, resulting in gross loss of $87,409.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2021, and 2020, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to RM 250,000 (approximately US $60,000). From time to time the Company’s account balances may exceed that limit.

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

During the year ended June 30, 2021, the Company did not produce any mined sand. During the year ended June 30, 2020, the Company produced 16,280 metric tons (“mt”) of mined sand valued at and sold 2,480 mt of mined sand for gross proceeds of $5,003.

The Company did not hold any inventories as of June 30, 2021 and 2020.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, other receivables and deposits, due from related party, accounts payable, other payables and accruals, due to related party, due to unrelated party, project advances and royalty obligation. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

As of June 30, 2021, on a recurring basis, the Company measures its project financing debt as a Level 3 input.

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

Mineral Properties

The Company is engaged in the business of the acquiring, exploring, developing, mining, and producing mineral properties and or resources, with a current emphasis on sea sand mining (see Note 10) and previous emphasis on iron ore, bauxite and tin. Mineral claims and other property acquisition costs are capitalized as incurred. Such costs are carried as an asset of the Company and JHW until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development costs, are capitalized. The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves. If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

Exploration Expenditures

Exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects and prospecting activities are charged to expense as incurred.

During the years ended June 30, 2021 and 2020, the Company had no expenditures for exploration activity. In the year ended June 30, 2021, the Company expended $461,734 in order to provide the information necessary to the Malaysian Department of the Environment to work towards the renewal of its dredging license that is currently set to expire in January 2022 and to expand the potential cubic meters available to dredge within its current license area. Company policy is to expense these costs as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the years ended June 30, 2021 and 2020, there was impairment of long-lived assets of $nil and $182,383 of capitalized concession costs, respectively.

Leases

FASB ASC 840 “Leases” requires lessees to record lease assets and liabilities for operating leases and disclose key information about leasing arrangements. Upon entering into an arrangement, the Company evaluates whether the arrangement provides the Company with the ability to control the use of the asset over the term of the lease. If an arrangement contains a lease, upon commencement of the arrangement, the company recognizes an operating lease right-of-use asset and a corresponding operating lease liability. The amount of the operating lease right-of-use asset is measured utilizing the present value of the future minimum lease payments over the lease term. The Company has not recognized any right-of-use assets or lease liabilities as of June 30, 2021 and 2020.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of June 30, 2021 and 2020, there were approximately 44,985 and 44,899 potentially diluted common shares outstanding from 280,000 shares of preferred stock, respectively.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2021, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Note 2 – Going Concern

For the year ended June 30, 2021, the Company reported a net loss of approximately $690,000. In addition, as of June 30, 2021, the Company had a working capital deficit of approximately $4.6 million with cash on hand of approximately $24,000. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2022 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 and further in April 2021, received its export license (see Note 11). The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

The Company’s plan is to continue to work with JHW and hired consultants to meet the requirements of the Government of Malaysia and secure export license rights for mined sea sand. Exports rights are critical to the Company’s plans to develop its sea sand mining business. In addition, during this period, the Company with JHW is also working on the requirements to extend and renew its current sea sand mining license past its current expiration date in January 2022. The Company is currently exploring financing options in order to continue its work on these fronts and also to keep operations running during this period.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might result from this uncertainty.

Note 3 – Advance Payment on Mineral Trading – Related Party

In the year ended June 30, 2016, SBS advanced to Sincere Pacific Mining Sdn. Bhd. approximately $614,000 (MYR 2,774,000) for the purpose of commencing bauxite trading and financing activities. In that same period, the Company impaired all but $186,372 (MYR 800,000). During the year ended June 30, 2018, the Company received two repayments of RM 500,000 and RM 300,000 respectively, which reduced the amounts of the advance not impaired during the fiscal year ended June 30, 2016 to $nil as of June 30, 2018. Should the Company, in future periods, collect further amounts under the trading program from its original advance, those amounts will be shown as income in the financial statements of the Company.

Note 4 – Plant and Equipment

	June 30,	June 30,
	2021	2020
Cost
Motor Vehicles	$15,665	$15,231
Office equipment	25,654	24,944
Computers and software	13,618	13,240
Tools and equipment	511	497
Furniture and Fixture	37,434	36,396
	92,882	90,308
Accumulated Depreciation	(70,056)	(62,114)
Plant and Equipment, Net	$22,826	$28,194

Depreciation for the years ended June 30, 2021 and 2020 was $6,211 and $7,716, respectively.

Note 5 – Other receivable and deposits

	June 30,	June 30,
	2021	2020

Sundry receivables	$24,830	$23,558
Other receivable	6,386	6,209
Deposits, including utility, security deposits	940	914
	$32,156	$30,681

Note 6 – Related party advances and expenses

Advances from related parties:

	June 30,	June 30,
	2021	2020

Advances from SBS Directors	$1,058,947	$997,706
Advances from related party	1,809,390	1,792,850
Advances from holding company	719,055	699,131
Total	$3,587,392	$3,489,687

During the years ended June 30, 2021 and 2020, the Company received advances from directors of $44,447 and $2,135, respectively and repaid advances from a director of $11,338 and $nil, respectively.

During the years ended June 30, 2021 and 2020, the Company received advances from a related party of $nil and $15,482, respectively.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $214,234 and $210,232 during the years ended June 30, 2021 and 2020, respectively.

Concentration of Risk

To date the Company has been reliant on funding from related parties as the Company does not have the current existing capital resources to execute its business plan.

Note 7 – Due from unrelated parties

During the year ended June 30, 2021, the Company received advances from an unrelated party of $10,907, repaid advances from an unrelated party of $22,334 and received payment of expenses totaling $16,196. During the year ended June 30, 2020, the Company received advances from an unrelated party of $218,670 and received payment of expenses incurred totaling $368,357. As of June 30, 2021 and 2020, the Company has recorded a liability due to the unrelated party of $585,957 and $574,585, respectively. These amounts are unsecured, non-interest bearing and due on demand.

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

As of June 30, 2021, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

As of June 30, 2021 and 2020, the Company had 1,426,927,346 common shares issued and outstanding.

Preferred Shares - SBS

In August 2018, SBS designated a new class of preferred equity, designated the 12% redeemable cumulative preference shares, in its attempt to raise capital for business expansion and exploration and mining activities. SBS authorized the issuance of up to 50 million shares at the issue price of RM 1.0 per share. The new preferred equity carries a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred security. The preferred dividend will have priority to any payment of dividends on the common equity. The preferred shares automatically convert to NAMI Corp common shares two years after issuance if not converted earlier at the rate of USD $1.50 on then value translated into USD of each 12% redeemable cumulative preference share (see Note 17). In the event of the liquidation or winding up of SBS, the preferred shares are entitled to distributions prior to any amounts distributed to the common equity holders. The holders of the preferred shares, so long as the cumulative preferred dividend is timely paid each quarter, have no general voting rights, but have rights to vote on any matters that effect the provisions of the preference shares. In the event that SBS fails to timely make its quarterly dividend payment, the holders of the preferred equity receive the right to vote on any and all general corporate matters on a 1 for 1 basis with the number of preferred shares held. As of June 30, 2021 and 2020, dividends in arrears totaled $12,146 (MYR 50,400) and $3,280 (MYR 14,000), respectively. The Company has determined that the COVID 19 provisions passed by the Government of Malaysia are in essence force majeure provisions, and therefore the failure to pay the dividends and convert under the agreements are not enforceable by the holders.  The Company has entered into agreements with the preferred shareholders to make final dividend payments and convert their shares into common shares of Nami Corp. in the 2nd quarter of fiscal 2022.

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

During the years ended June 30, 2021 and 2020, preferred dividends of $nil and $5,861, respectively, was distributed to the holders of the preferred shares.

Instruments Convertible into Common or Preferred Shares

As at June 30, 2021, the SBS had 280,000 shares of preferred stock outstanding which are convertible into 44,985 common shares.

Note 11 – Sea Sand Mining Project

On August 30, 2017, SBS entered into an irrevocable right of use (“IRU”) agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby SBS was given exclusive rights to operate mining and extraction activities on the designated area (1,113 square kilometers outside the waters of the state of Terengganu, Malaysia, subject to certain terms and conditions therein) and manage all matters relating to the operations. The Company currently estimates that the acreage available under the IRU will provide approximately 5 years of sustained mining operations. As part of the IRU, the Company is responsible for all permitting costs (both for mining operation and for the right to sell the mined sand internationally) at both the state and federal levels of all applicable ministries and departments in Malaysia. As compensation for the IRU, the Company is obligated to remit to JHW on a quarterly basis, 25% of the profits from the mining activities, as defined within the agreement. The Company submitted the required environmental and engineering assessments as part of the permitting process for approximately 383 square kilometres, and in January 2019, JHW was issued by the government of Malaysia the first set of permits necessary to commence sea sand mining operations. The final approved area was 20.48km² within the jurisdiction of the state of Terengganu, Malaysia (the “Area”). The Company is required to prepay RM 500,000 of future royalty amounts due under the agreement with JHW, of which SBS funded RM 250,000 (approximately $60,000) as of June 30, 2021. On June 30, 2020 the Company determined that the recoverable amount of this prepayment was $nil and recorded an expense of $59,478 in cost of goods sold associated with the write-down.

As of June 30, 2019, SBS had capitalized $343,629 (MYR 1,466,541) of concession acquisition costs associated with the permit applications for the project. During the year ended June 30, 2020, amortization of $116,302 (MYR 488,847) was recorded. SBS is amortizing the costs over the three-year life of the mining permit issued. On June 30, 2020, the Company determined that the recoverable amount of the concession acquisition costs was $nil and recorded an impairment loss of $182,383 associated with the write-down.

In April 2021, the Malaysia Ministry of Energy and Natural Resources granted JHW a license approval for the export of sea sand dredged from the current license area. The export license is restricted as follows (a) the license extends for so long as the dredging license remains active (b) exports may only occur to China, Japan and Hong Kong (c) limited to approximately 19.64 million in cubic meters of sea sand that may be exported and (d) the licensee is required to abide with the conditions and requirements under the Sea Sand Mining License clauses under the Continental Shelf Act of Malaysia of 1966, as prescribed by the Department of the Director General of Lands and Mines.

In the third and 4th fiscal quarter of 2021, the Company engaged a group of consultants and engineers to assist it with (1) providing the information necessary to renew the January 2019 drilling license and (2) provide analysis to allow the Company to extend the availability of dredgable sand within its current license area, and as of June 30, 2021, the Company had expensed $461,734 of costs in relations to these matters, as noted on the line “costs to renew and extend license area” in the consolidated statement of operations.

Note 12 – River Sand Mining Project

On September 6, 2019, SBS Mining Corp. Malaysia Sdn. Bhd.a entered into a mining agreement with Wan Ismail bin Wan Ahmad (the “Donor”) pursuant to which theDonor granted to SBS the sole and exclusive rights to mine for river sand and other materials from a 1.9040 hectare (4.7 acre) plot of land located at Kampung Tiram, district of Kuala Kuantan, Kuantan, Malaysia (the “Concession”) for which the Donor had received a lease license from the State Government of Pahang. SBS shall pay the Donor a fixed monthly rate for the sole and exclusive rights to mine the Concession. During the year ended June 30, 2020, the Company paid RM 300,000 ($71,373 USD) of concession acquisition costs for the rights to the site. During the year ended June 30, 2020, the Company recorded amortization of the concession costs of $71,373 RM 300,000). The contract expired on December 31, 2019.

Note 13 – Sea Sand Dredging Project Financing

Project advances

In December 2020, the Company accepted an offer from Royal Resources PTE Ltd. (“Royal Resources”) related to a Sea Sand Dredging Project (the “Sea Sand Dredging Project”) located at Kawasan Luar Perairan Negeri Terengganu. In accordance with the offer, an advance payment (the “Advance”) of $49,236 (MYR 200,000) was required upon signing of the acceptance letter and was received during the nine months ended March 31, 2021. Until such time as a formal agreement is reached and signed, the Company as of June 30, 2021, treated the amount received as a non-interest bearing, undocumented advance, due upon demand. Upon signing an agreement with Royal Resources, the Company will receive an additional approximate $446,094 (MYR 1,800,000) from Royal Resources.

In April 2021, the Company received advances from two investors (the “Investors”) related to this Sea Sand Dredging Project with total proceeds of $48,476 (MYR 200,000). As of June 30, 2021, the Company had treated the amounts received as undocumented, non-interest bearing, due on demand advances. Official agreements with the Investors were signed subsequent to year-end (see Note 17).

Project Investment financing debt

In May 2021, the Company received proceeds of approximately $484,760 (MYR 2,000,000) in exchange for a debt agreement wither certain investors. As part of the financing agreement, in the event that the Company is unsuccessful in exporting for sale sea sand dredged from its license area, is required to repay the amount of the debt in full with 2% interest per annum, calculated on a daily basis. In the event that the Company is successful in obtaining an export license and upon obtaining an environmental management plan, the Company is required to begin 18 monthly payments with a guaranteed monthly payment of approximately $0.48 (RM 2) per cubic meter of dredged sand sold and 200,000 cubic meters per month, which is approximately $96,400 (MYR 400,000) (see Note 17). As part of the agreement, certain directors of SBS and the Company guaranteed approximately $1,205,000 (MYR 5,000,000) to the investors.

The Company has accounted for the settlement feature that requires repayment based on a minimum of dredged sand as a derivative. The Company valued the alternate payment stream by computing the difference in discounted value of the debt instrument between the imputed rate of the payment stream to certain pricing services Junk debt in the United States (as there is no readily available widely used service in Malaysia) as of the inception in May 2021 and June 30, 2021 of approximately 43% and 49%, respectively and estimating that payments would begin in February 2021 at inception and then accelerating repayment beginning in August 2021 as of June 30, 2021. At inception, the Company recorded a derivative liability in the amount of $345,369 which was recorded as a discount to the amount loaned to the Company. Through June 30, 2021, the Company recorded income from change in fair value of derivative of $138,176 and amortization of debt discount of $35,420.

The following table shows the activity for the fair value of the derivative liability for the year ended June 30, 2021:

Fair value at June 30, 2020	$-
Additions	345,369
Change in fair value	(137,186)
Change in foreign exchange	786
Redemption	-
Fair value at June 30, 2021	208,969

The following table shows the Fair Value classification of the derivative liability above as of June 30, 2021:

	Fair valued measured at June 30, 2021
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial liabilities at fair value:
Project financing liability	$-	$-	$208,969	$208,969
Total financial liabilities at fair value	$-	$-	$208,969	$208,969

Note 14 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since their inceptions, the Company and its wholly owned subsidiary incurred net losses and, therefore, have no tax liability, as the Company has recorded a valuation allowance fully covering all net deferred tax assets for itself and SBS for all periods presented. The cumulative net operating loss carry-forward in the US is approximately $1.7 million and approximately $2.7 million in Malaysia at June 30, 2021, respectively and will begin to expire in the year 2033 in the US and 2034 in Malaysia.

Net deferred tax assets were made up of the following items as of June 30:

	2021	2020
Deferred tax assets:
Impairment of related party receivables	$102,900	$100,000
Depreciation of Property, Plant and Equipment	-	-
Other	-	-
Net operating loss carryforwards	1,007,600	810,200
Total long-term deferred tax asset	1,110,500	910,200
Deferred tax liabilities:
Related party liabilities	(28,900)	(28,100)
Total deferred tax liabilities	(28,900)	(28,100)
Valuation Allowance	(1,081,600)	(882,100)

Total Net Deferred Tax Assets	$-	$-

The difference from the reported income tax benefit to that expected from the loss from operations computed using the United States statutory federal income tax rate of 21% compared to the Malay statutory federal income tax rate of 24%:

	2021	2020

Expected income tax benefit	$(145,000)	$(282,100)
Permanent timing difference	(22,900)	75,300
Other	(14,900)	(19,400)
Difference in tax rates between US and Malaysia	(16,700)	(16,800)
Valuation allowance	(199,500)	(243,000)

Reported income tax expense (benefit)	$-	$-

Note 15 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the year ended June 30, 2021 and 2020:

Year Ended June 30, 2021	USA	Malaysia	Total
Revenue	$-	$-	$-
Cost of Goods Sold	-	-	-
Depreciation of property, plant and equipment	-	(6,211)	(6,211)
Amortization of concession acquisition costs	-	-	-
General and administrative expenses	(25,600)	(40,051)	(65,651)
Professional fees	(48,202)	-	(48,202)
Costs to renew/extend license		(461,734)	(461,734)
Other income (expenses)	(60,511)	(48,041)	(108,552)
Net loss	$(134,313)	$(556,037)	$(690,350)

Year Ended June 30, 2020	USA	Malaysia	Total
Revenue	$-	$5,003	$5,003
Cost of Goods Sold	-	(92,412)	(92,412)
Depreciation of property and equipment	-	(7,716)	(7,716)
Amortization and impairment of concession acquisition costs	-	(370,058)	(370,058)
General and administrative expenses	(243,850)	(175,743)	(419,593)
Professional fees	(260,317)	(3,236)	(263,553)
Other income (expenses)	(60,511)	(134,329)	(194,840)
Net loss	$(564,678)	$(778,491)	$(1,343,169)

The following table shows assets information by geographic segment at June 30, 2021 and 2020:

As of June 30, 2021	USA	Malaysia	Total
Current assets	$-	$56,159	$56,159
Property and equipment, net	-	22,826	22,826
Total assets	$-	$78,985	$78,985

As of June 30, 2020	USA	Malaysia	Total
Current assets	$-	$31,814	$31,814
Property and equipment, net	-	28,194	28,194
Total assets	$-	$60,008	$60,008

Note 16 – Risks And Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at June 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

Note 17 – Subsequent Events

Subsequent to June 30, 2021, the Company received a series of advances from an unrelated party of approximately $233,574 (MYR 943,000).

On August 25, 2021, the Company entered into two short-term loan agreements (the “Loans”), providing the Company with proceeds totaling approximately $94,123 (MYR 380,000), with principal and interest due in full on September 15, 2021. The Loans bear a fixed interest amount of approximately $3,369 (MYR 13,600). The Company repaid principal of approximately $52,015 (MYR 200,000) and interest of approximately $2,477 (MYR 10,000). The Company did not repay the remaining principal of approximately $42,108 (MYR 180,000) and interest of approximately $892 (MYR 3,600) by the due date, resulting in a default. As a result of the default, the balance of the remaining loan bears interest at 2% per month until repaid in full.

The Company began early prepayment under the contingent interest feature of the May 2021 Project Investment Financing agreement (see Note 13) and in August and September 2021 made repayments of approximately $97,000 (MYR 400,000), respectively.

In August 2021, the Company entered into Project Investment agreements with the two investors who made deposits related to the project in April 2021. In exchange for consideration, each investor will be entitled to a royalty payment of approximately $0.02 (MYR 0.10) per every metric cubic meter of sea sand dredged, removed, transported, exported and sold from the project’s specified area. Payments are due to each investor on a quarterly basis, payable fourteen (14) days after the last day of each month in a quarterly calendar. If the Sea Sand Mining project fails to be implemented fully or partially due to uncontrollable factors, the Company must issue shares to the investors at an amount equal to the investment amount or the balance of the investment amount at the prevailing market price on the date of issue.

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

2. Failure to properly account for certain embedded contingent interest features contained within project financing agreements. The Company failed to properly account for the embedded contingent interest feature within certain financing instruments as an embedded derivatives that require bifurcation from the host contract in accordance with US GAAP.

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

As of June 30, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of June 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of June 30, 2021, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of June 30, 2021 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Prior to October 31, 2016, the Board of Directors of the Company (the “Board”) consisted of Mr. Bunloet Srihanorm as sole director. Effective December 13, 2016, the Board appointed Mr. Ong Tee Keat as Chairman of the Board; and Mr. Bunloet Srihanorm resigned as the sole director of the Company. On June 22, 2017, the number of directors of the Company was increased from one (1) to three (3) members. To fill the newly created vacancies, the Board appointed Nik Ismail bin Nik Yusoff and Abdul Aziz bin Haji Jaafar as members of the Board. On August 23, 2017, the number of directors of the Company was again increased from three (3) members to four (4) members. To fill the newly created vacancies, Soh Ooi Tech was appointed as a member of the Board.

In addition, effective December 13, 2016, the Board appointed Mr. Ong Tee Keat as CEO, Secretary, and Treasurer. On July 1, 2017, Mr. Ong Tee Keat resigned from his position as Treasurer and Chief Financial Officer. On the same date, the Board appointed Mr. Lew Sze How as the Company’s Chief Financial Officer.

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

Effective on May 4, 2020, the Company decided to terminate the employment of Chan Min Wai (M.W. “Jason” Chan) as Chief Financial Officer of Operations and Loh Siew Ngee (S.N. Loh) as Chief Operation Officer of Operations. Bothe officers accepted their termination and received settlement payments in connection therewith.

The following table sets forth the name, age, and position of the Company’s directors and officers. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.

Name	Age	Position(s)
Ong Tee Keat	65	Chairman of the Board of Directors
Nik Ismail bin Nik Yusoff	74	Independent Non-Executive Director
Abdul Aziz bin Haji Jaafar	65	Independent Non-Executive Director
Lok Khing Ming	52	Executive Director and Secretary
Calvin Chin	45	Chief Executive Officer
Chantel Chan	61	Chief Operation Officer
Lew Sze How	46	Chief Financial Officer

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us by our officers and directors, we believe that the Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner during the fiscal year ended June 30, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth in U.S. dollars information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers for services rendered in all capacities for the fiscal years ended June 30, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nami Corp.
Calvin Chin	2021	$—	$—	—	—	—	—	$—	$—
Chief Executive Officer	2020	$—	$—	—	—	—	—	$—	$—

Chantel Chan	2021	$—	$—	—	—	—	—	$—	$—
Chief Operating Officer of Compliance	2020	$—	$—	—	—	—	—	$—	$—

Lew Sze How	2021	$—	$—	—	—	—	—	$—	$—
Chief Financial Officer of Compliance	2020	$—	$—	—	—	—	—	$—	$—

Lok Khing Ming	2021	$—	$—	—	—	—	—	$—	$—
Executive Director and Secretary	2020	$—	$—	—	—	—	—	$—	$—

Ong Tee Keat	2021	$—	$—	—	—	—	—	$—	$—
Chief Executive Officer and Secretary (1)	2020	$—	$—	—	—	—	—	$—	$—

SBS
Lok Khing Ming (2)	2021	$—	$—	—	—	—	—	$—	$—
	2020	$—	$—	—	—	—	—	$—	$—

Liew Chin Loong (3)	2021	$—	$—	—	—	—	—	$—	$—
	2020	$—	$—	—	—	—	—	$—	$—

____________

(1)	On July 4, 2018, Mr. Ong Tee Keat resigned from his position as Chief Executive Officer and Secretary.
(2)	Mr. Lok Khing Ming was appointed director and officer of SBS on September 27, 2013. Compensation above includes all compensation received by Mr. Lok in the respective fiscal periods.
(3)	Mr. Liew Chin Loong was appointed director and officer of SBS on August 14, 2008. Compensation above includes all compensation received by Mr. Liew in the respective fiscal periods.

Employment Agreements

The Company does not have any employment agreements with any of its directors or executive officers.

Grants of Plan-Based Awards

During the fiscal years ended 2021 and 2020, there were no grants of plan-based awards to our named executive officers.

Option Exercises and Stock Vested

During the fiscal years ended June 30, 2021 and 2020, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including options, restricted stock or other equity incentives during the fiscal year ended June 30, 2021 and 2020. There are currently no outstanding awards as of the date of this report.

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

Disclosure of SEC Position on Indemnification for Securities Act Liabilities

Section 78.7502 of the Nevada Revised Statutes provides that directors and officers of Nevada corporations may, under certain circumstances, be indemnified against expenses (including attorneys’ fees) and other liabilities actually and reasonably incurred by them as a result of any suit brought against them in their capacity as a director or officer, if they acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. Section 78.7502 of the Nevada Revised Statutes also provides that directors and officers of a Nevada corporation may be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by them in connection with a derivative suit if they acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if such person was adjudged liable to the corporation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of June 30, 2021, by (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) each executive officer and director of the Company, and (iii) all of the Company’s executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Named Directors and Executive Officers
Ong Tee Keat (3)	500,556,980	35.079%
Nik Ismail bin Nik Yusoff	1,504,167	0.105%
Abdul Aziz bin Haji Jaafar	1,500,000	0.105%
Lok Khing Ming (5)	45,473,817	3.187%
Calvin Chin	-	0%
Chantel Chan	5,237,224	0.367%
Lew Sze How	4,296,100	0.301%
All Directors and Executive Officers as a Group	558,568,288	39.145%

5% Shareholders
Ong Tee Keat (3)	500,556,980	35.079%
My Premier Trustee (Malaysia) Berhad	112,909,375	7.913%
LYF & Son Realty Sdn. Bhd. (6)	282,038,998	19.765%
Liew Chin Loong	73,833,667	5.174%

All 5% Shareholders as a Group	969,339,020	67.932%

__________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2021. As of June 30, 2021, there were 1,426,927,346 shares of our Company’s Common Stock issued and outstanding.

(2)	Based on 1,426,927,346 shares of Common Stock issued and outstanding as of June 30, 2021.

(3)

Effective December 13, 2016, Mr. Ong was appointed Chairman of the Board and Chief Executive Officer of the Company. As of August 28, 2018, included in his 617,562,784 shares were 33,500,000 shares in his name personally, and in three separate trusts held by professional fiduciaries for the sole benefit of Mr. Ong: (1) 80,641,369 shares held by Fidserv Limited (“Fidserv”); (2) 164,427,652 shares held by Global Asset Trustee (Malaysia) Berhad (“GATB”); and (3) 338,993,763 shares held by Global Fiduciary Services Limited Central (“GFS”) (collectively, the “Ong Trusts”). Among the Ong Trusts, Fidserv owned a total of 82,687,500 shares of which 2,046,131 shares were held for 8 subscribers (“Subscribers”) who purchased certificates of trust (the “Certificates of Trust”) from Mr. Ong through a series of arm’s length transactions. On October 29, 2018, Fidserv transferred 80,641,369 shares of the Company’s common stock to Mr. Ong directly; and on April 26, 2019, Fidserv transferred 2,046,131 shares of the Company’s common stock held by the trust to the 8 Subscribers directly. As of June 30, 2020 and June 30, 2021, Fidserv owned no shares of the Company’s common stock. GATB owned a total of 192,937,500 shares of which 28,509,848 shares were held by 1029 Subscribers who purchased Certificates of Trust from the trust. On August 29, 2018, GATB transferred 164,364,652 shares of the Company’s common stock to Mr. Ong directly. On October 19, 2018, GATB transferred 63,000 shares of the Company’s common stock held by GATB for sole benefit of Mr. Ong to third parties. Upon completion of such transfers, GATB held 28,509,848 shares of the Company’s common stock in trust for the benefit of 1029 Subscribers who acquired the shares from Mr. Ong at arm’s length. On December 20, 2019, GATB transferred 19,929,255 shares of the Company’s common stock to 866 Subscribers. As of the date of this report, GATB is still in the process of transferring 8,158,178 shares of the Company’s common stock for the benefit of 163 Subscribers. GFS owned a total of 391,750,000 shares of the Company’s common stock, of which 52,756,237 shares are held by 1,008 Subscribers who purchased Certificates of Trust from Mr. Ong. On October 19, 2018, GFS transferred 338,993,763 shares of the Company’s common stock held by GFS to Mr. Ong directly. Upon completion of such transfer, GFS held 52,756,237 shares of the Company’s common stock held in trust for the benefit of 1,008 Subscribers. On June 17, 2019, GFS transferred 52,756,237 shares of the Company’s common stock held by the trust to the 1,008 Subscribers directly. As of June 30, 2020 and June 30, 2021 GFS owned no shares of NAMI common stock. The Subscribers will become the beneficial owners once they surrender their Certificates of Trust to their respective Ong Trust in exchange for their pro rata shares held on their behalf. None of the Subscribers is a U.S. person or owns more than 5% of the outstanding common stock of the Company. The following table illustrates the ownership of the Ong Trusts:

As of 30 June 2020:

Owner	Fidserv	GATB	GFS
Total Number of Shares held in Trust	0	8,158,178	0
Total Number of Shares held in trust for Mr. Ong	0	0	0
Total Number of Shares held in trust for Subscribers	0	8,158,178	0
Total Number of Subscribers in each Trust	0	163	0

As of 30 June 2021:

Owner	Fidserv	GATB	GFS
Total Number of Shares held in Trust	0	8,158,178	0
Total Number of Shares held in trust for Mr. Ong	0	0	0
Total Number of Shares held in trust for Subscribers	0	8,158,178	0
Total Number of Subscribers in each Trust	0	163	0

30

(5)

Lok Khing Ming (“Mr. Lok”), was appointed sole director of GMCI Corp effective December 12, 2014 and then appointed Chairman of GMCI Corp on October 5, 2016. Mr. Lok was appointed as executive director and secretary of NAMI Corp. on July 4, 2018. Included in the 73,144,745 shares owned by Mr. Lok are 18,534,726 shares held by My Premier Trustee (Malaysia) Berhad (the “MPT”), 19,706,516 shares held by Leamington Corporation Limited (“Leamington), 9,121,468 shares held by Legacy Fiduciary Services Limited (“Legacy”), and 25,782,035 shares held by EAS Alpha (PTC) Limited (“EAS”) for the sole benefit of Mr. Lok (collectively, the “Lok Trusts). Among the Lok Trusts, MPT owned a total of 182,159,951 shares, of which 163,625,225 shares are held by 2,297 subscribers (“Subscribers”) who purchased certificates of trust (“Certificates of Trust”) from Mr. Lok. On February 26, 2019, MPT transferred 18,534,726 shares of the Company’s common stock directly to Mr. Lok. Upon completion of such transfer, MPT held 163,625,225 shares of the Company’s common stock held in trust for the benefit of 2,297 subscribers. As of the date of this report, MPT has transferred 50,715,850 shares of the Company’s common stock to 701 Subscribers; and is still in the process of transferring the remaining 112,909,375 shares of the Company’s common stock to the remaining 1,596 Subscribers. Leamington owned a total of 20,000,000 shares, of which 293,484 shares were held by 28 Subscribers who purchased a Certificates of Trust from Mr. Lok. On 6 December 6, 2018, Leamington transferred 19,706,516 shares of the Company’s common stock directly to Mr. Lok. Upon completion of such transfer, Leamington held 293,484 shares of the Company’s common stock in trust for the benefit of 28 Subscribers. On May 22, 2019, Leamington transferred 293,484 shares of the Company’s common stock to the 28 Subscribers. As of June 30, 2020, and as of the date of this report, Leamington does not hold shares of the Company’s common stock. Legacy owned a total of 60,000,000 shares, of which 878,532 shares are held by 23 Subscribers who purchased a Certificate of Trust from Mr. Lok in a series of arm’s-length transactions. Legacy is in the process of transferring 9,121,468 shares of the Company’s common stock directly to Mr. Lok. When this transfer becomes effective 878,532 shares of Company’s common stock will remain in trust held by Legacy for the benefit of 23 Subscribers. As of the date of this report, Legacy still holds 9,121,468 shares of the Company’s common stock in trust for the benefit of Mr. Lok; and 878,532 shares of the Company’s common stock for the benefit of 23 Subscribers. EAS owned a total of 40,000,000 shares, of which 14,217,965 shares are held by 205 Subscribers who purchased a Certificate of Trust from Mr. Lok. On October 26, 2018, EAS transferred 25,782,035 shares of the Company’s common stock directly to Mr. Lok, and on 4 December, 2019, EAS transferred 14,217,965 shares of the Company’s common stock to 205 subscribers. As of June 30, 2020, and as of the date of this report, EAS does not hold shares the Company’s common stock. The Subscribers will become the beneficial owners once they surrender their Certificates of Trust to their respective Lok Trust in exchange for their pro rata shares held on their behalf. None of the Subscribers is a U.S. person or owns more than 5% of the outstanding common stock of the Company. The following table illustrates the ownership of the Lok Trusts:

As of 30 June 2021

Owner	MPT	Leamington	Legacy	EAS
Total Number of Shares held in Trust	112,909,375	0	60,0000	0
Total Number of Shares held in trust for Mr. Lok	0	0	9,121,468	0
Total Number of Shares held in trust for Subscribers	112,909,375	0	878,532	0
Total Number of Subscribers in each Trust	1596	0	23	0

As of 30 June 2020

Owner	MPT	Leamington	Legacy	EAS
Total Number of Shares held in Trust	-112,909,375	0	60,000,000	0
Total Number of Shares held in trust for Mr. Lok	0	0	9,121,468	0
Total Number of Shares held in trust for Subscribers	112,909,375	0	878,532	0
Total Number of Subscribers in each Trust	1596	0	23	0

(6)

LYF & Son Realty Sdn. Bhd (“LYFS”) owns 332,038,988 shares of the Company’s common stock. Of the 332,038,988 shares owned by LYFS, Dato Chin Wai Leong owns 51% of the shares of LYFS while Madam Liew Yoke Foong owns the remaining 49%. Both Dato Chin Wai Leong and Madam Liew Yoke Foong have voting and disposition control over the shares held by LYFS. Included in LYFS’s 332,038,998 shares are 282,038,998 shares held in its name and 50,000,000 shares held by Legacy Fiduciary Services Limited for the sole benefit of LYFS.

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

Advance Payment on Mineral Trading – Related Party

In the fiscal year ended June 30, 2016, the Company advanced to Sincere Pacific Mining Sdn. Bhd. approximately $614,000 (RM 2,774,000) for the purpose of commencing bauxite trading and financing activities. In that same period, the Company reduced the advance to $186,372 (RM 800,000). During the year ended June 30, 2018, the Company received two repayments of RM 500,000 and RM 300,000 from Sincere Pacific, totaling RM 800,000. If the Company, in future periods, collect further amounts under the trading program from its original advance, those amounts will be shown as income in the financial statements of the Company.

During the year ended June 30, 2018, the Company earned revenues from its bauxite trading activities and concluded shipments for an additional 60,000 tons of gross washed bauxite (net dry weight of 49,006 tons), earning net commissions under its agreement with Sincere Pacific of $51,534 converted at agreed rates of conversion to RM of between 3.857 and 4.3021 for total proceeds of RM 210,005, after adjustment for certain offset required.

Advances from Related Parties / Related Parties Transactions

Advances from related parties:

	June 30,	June 30,
	2020	2021

Advances from SBS Directors	$997,706	$1,058,947
Advances from related party	1,792,850	1,809,390
Advances from holding company	699,131	719,055
Total	$3,489,687	$3,587,392

During the years ended June 30, 2021 and 2020, the Company received advances from directors of $44,447 and $2,135, respectively and repaid advances from a director of $11,338 and $nil, respectively.

During the years ended June 30, 2021 and 2020, the Company received advances from a related party of $nil and $15,482, respectively.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $214,234 and $210,232 during the years ended June 30, 2021 and 2020, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended June and for the fiscal year ended June 30, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2020 $	June 30, 2021 $
Audit Fees	55,000	52,500
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	55,000	52,500

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

NAMI CORP., a Nevada corporation

DATED: November 2, 2021	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officer

DATED: November 2, 2021	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer – Compliance

