Form 10-Q
period 2021-09-30
NAMI Corp.
filed 2021-11-22
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the Registrant’s Common Stock as of November 19, 2021 was 1,426,927,346 shares, $0.001 par value.

NAMI Corp.

FORM 10-Q

Quarterly Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAMI Corp.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	June 30, 2021
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalent	$4,220	$24,003
Other receivables and deposits	31,904	32,156
Total Current Assets	36,124	56,159

Property, plant and equipment, net	21,117	22,826
TOTAL ASSETS	$57,241	$78,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	125,366	141,235
Accrued interest	861	-
Short-term loan	43,038	-
Other payable and accruals	24,081	23,875
Due to related party	3,596,189	3,587,392
Due to unrelated party	803,704	585,957
Contingent interest liability	394,922	208,969
Project advances	47,816	96,392
Total Current liabilities	5,035,977	4,643,820

Project financing investment note, net of discount	450,208	171,828

TOTAL LIABILITIES	5,486,185	4,815,648

Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; 280,000 shares issued and outstanding	68,408	68,408
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value, 1,426,927,346 shares issued and outstanding	1,426,927	1,426,927
Additional paid-in capital	653,618	600,076
Retained earnings	(7,659,589)	(6,893,746)
AOCI	81,692	61,672
Stockholders' deficit	$(5,428,944)	$(4,736,663)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$57,241	$78,985

* Derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended September 30
	2021	2020
Revenue
Sales	$-	$-
Cost of Goods Sold	24	-
Gross Loss	(24)	-

Operating Expenses
Depreciation of property and equipment	1,527	1,524
General and administrative expenses	32,320	13,938
Professional fees	67,228	8,497
Exploration Expenditure	-	-
Total Operating Expenses	101,075	23,959

Loss from Operations	(101,099)	(23,959)

Other Income (Expense)
Other income	1,273	1,715
Interest expense	(442,204)	-
Interest expense, related parties	(53,542)	(52,644)
Change in fair value of derivative liability	(170,271)	-
Total Other Expenses	(664,744)	(50,929)

Loss before taxation	(765,843)	(74,888)
Income taxes	-	-
Net Loss	$(765,843)	$(74,888)

Dividend on Series A Preferred Stock	-	-
Net loss attributable to common stockholders	$(765,843)	$(74,888)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	20,020	(67,144)
Total Comprehensive Loss	$(745,823)	$(142,032)

Basic and Diluted Loss per Common Share	$-	$-
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	1,426,927,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Consolidated Statements of Changes in Stockholder’s Deficit

(Unaudited)

							Accumulated
	Preferred Shares		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Deficit

Balance - June 30, 2021	280,000	$68,408	1,426,927,346	$1,426,927	$600,076	$(6,893,746)	$61,672	$(4,736,663)
Preferred dividend	-	-	-	-	-	-	-	-
Imputed interest	-	-	-	-	53,542	-	-	53,542
Foreign currency translation adjustment	-	-	-	-	-	-	20,020	20,020
Net loss	-	-	-	-	-	(765,843)	-	(765,843)

Balance - September 30, 2021	280,000	$68,408	1,426,927,346	$1,426,927	$653,618	$(7,659,589)	$81,692	$(5,428,944)

Balance - June 30, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$385,842	$(6,203,396)	$132,610	$(4,189,609)
Preferred dividend	-	-	-	-	-	-	-	-
Imputed interest	-	-	-	-	52,644	-	-	52,644
Foreign currency translation adjustment	-	-	-	-	-	-	(67,144)	(67,144)
Net loss	-	-	-	-	-	(74,888)	-	(74,888)

Balance - September 30, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$438,486	$(6,278,284)	$65,466	$(4,278,997)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(765,843)	$(74,888)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation of property and equipment	1,527	1,524
Imputed interest contributed as additional paid in capital	53,544	52,644
Amortization of debt discount	248,165	-
Change in fair value of derivative liability	170,271	-
Expenses paid directly through an unrelated party	716	9,725
Change in assets and liabilities
Other receivable and deposits	-	(594)
Accounts payable and accrued liabilities	(18,030)	5,181
Other payables and accruals	393	-
Accrued Interest	858	-
Net cash used in operating activities	(308,399)	(6,408)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	90,628	-
Repayment of short-term loan	(47,699)	-
Advances received from related parties	27,355	8,612
Advances received from an unrelated party	230,273	-
Repayments of related party advances	-	(2,187)
Repayments of advances to an unrelated party	(12,037)	-
Net cash provided by financing activities	288,520	6,425

Effects on changes in foreign exchange rate	96	29

Net change in cash and cash equivalents	(19,783)	46
Cash and cash equivalents - beginning of period	24,003	1,133
Cash and cash equivalents - end of period	$4,220	$1,179

Supplemental Cash Flow Disclosures
Cash paid for interest	$193,180	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of project advances to project financing debt	$(47,699)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed on November 3, 2021. The results of operations for the periods ended September 30, 2021 are not necessarily indicative of the operating results for the full years. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, all such adjustments were of a normal and recurring nature.

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

During the three months ended September 30, 2021 and 2020, the Company did not record any revenue, cost of sales or gross profit.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2021 and June 30, 2021, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to RM 250,000 (approximately US $60,000). From time to time the Company’s account balances may exceed that limit.

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

During the three months ended September 30, 2021 and 2020, the Company did not produce any mined sand. Additionally, the Company did not hold any inventories as of June 30, 2021 and 2020.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

As of September 30, 2021 and June 30, 2021, on a recurring basis, the Company measures its project financing debt as a Level 3 input.

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

During three months ended September 30, 2021 and 2020, the Company had no expenditures for exploration activity. During the period ended June 30, 2021, the Company expended $461,734 in order to provide the information necessary to the Malaysian Department of the Environment to work towards the renewal of its dredging license that is currently set to expire in January 2022 and to expand the potential cubic meters available to dredge within its current license area. Company policy is to expense these costs as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company did not record any impairment of long-lived assets during the three months ended September 30, 2021 and 2020.

Leases

FASB ASC 840 “Leases” requires lessees to record lease assets and liabilities for operating leases and disclose key information about leasing arrangements. Upon entering into an arrangement, the Company evaluates whether the arrangement provides the Company with the ability to control the use of the asset over the term of the lease. If an arrangement contains a lease, upon commencement of the arrangement, the company recognizes an operating lease right-of-use asset and a corresponding operating lease liability. The amount of the operating lease right-of-use asset is measured utilizing the present value of the future minimum lease payments over the lease term. The Company has not recognized any right-of-use assets or lease liabilities as of September 30, 2021 and June 30, 2021.

Segment Reporting

FASB ASC 820 “Segments Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. Our proposed future business segments are expected to span more than one geographical area. Specifically, the Company intends to generate revenue through mineral trading and exploration activities. See Note 13.

Income Taxes

On July 1, 2021, the Company adopted Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This standard has been adopted on a prospective basis and the adoption of this standard does not have a material impact on the Company’s financial statements.

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

The determination of recording or releasing tax valuation allowance is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate future taxable income against which benefits of its deferred tax assets may or may not be realized..

Loss Per Share

The Company follows the provisions of ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Basic and diluted losses per share are the same as all potentially dilutive securities are anti-dilutive.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of September 30, 2021 and June 30, 2021, there were approximately 44,633 and 44,985 potentially diluted common shares outstanding from 280,000 shares of preferred stock, respectively.

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

Recently issued accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2021, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Note 2 – Going Concern

For the three months ended September 30, 2021, the Company reported a net loss of approximately $766,000. In addition, as of September 30, 2021, the Company had a working capital deficit of approximately $5.0 million with cash on hand of approximately $4,200. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2022 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 and further in April 2021, received its export license (see Note 10). The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Note 4 – Plant and Equipment

	September 30,	June 30,
	2021	2021
Cost
Motor Vehicles	$15,541	$15,665
Office equipment	25,452	25,654
Computers and software	13,511	13,618
Tools and equipment	507	511
Furniture and Fixture	37,140	37,434
	92,151	92,882
Accumulated Depreciation	(71,034)	(70,056)
Plant and Equipment, Net	$21,117	$22,826

Depreciation for the three months ended September 30, 2021 and 2020 was $1,576 and $1,524, respectively.

Note 5 – Other receivable and deposits

	September 30,	June 30,
	2021	2021

Sundry receivables	$24,636	$24,830
Other receivable	6,336	6,386
Deposits, including utility, security deposits	932	940
	$31,904	$32,156

Note 6 – Related party advances and expenses

Advances from related parties:

	September 30,	June 30,
	2021	2021

Advances from SBS Directors	$1,078,066	$1,058,947
Advances from related party	1,804,708	1,809,390
Advances from holding company	713,415	719,055
Total	$3,596,189	$3,587,392

During the three months ended September 30, 2021 and 2020, the Company received advances from directors of $27,355 and $8,612, respectively and repaid advances from a director of $nil and $2,187, respectively.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $53,542 and $52,644 during the three months ended September 30, 2021 and 2020, respectively.

Concentration of Risk

To date the Company has been reliant on funding from related parties as the Company does not have the current existing capital resources to execute its business plan.

Note 7 – Due from unrelated parties

During the three months ended September 30, 2021 and 2020, the Company received advances from an unrelated party of $230,273 and $nil, respectively and repaid advances from an unrelated party of $12,037 and nil, respectively. During the three months ended September 30, 2021 and 2020, the expenses of $716 and $nil, respectively, were paid directly through the unrelated party. As of September 30, 2021 and June 30, 2021, the Company has recorded a liability due to the unrelated party of $803,704 and $585,957, respectively. These amounts are unsecured, non-interest bearing and due on demand.

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

As of September 30, 2021, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

As of September 30, 2021 and June 30, 2021, the Company had 1,426,927,346 common shares issued and outstanding.

Preferred Shares - SBS

In August 2018, SBS designated a new class of preferred equity, designated the 12% redeemable cumulative preference shares, in its attempt to raise capital for business expansion and exploration and mining activities. SBS authorized the issuance of up to 50 million shares at the issue price of RM 1.0 per share. The new preferred equity carries a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred security. The preferred dividend will have priority to any payment of dividends on the common equity. The preferred shares automatically convert to NAMI Corp common shares two years after issuance if not converted earlier at the rate of USD $1.50 on then value translated into USD of each 12% redeemable cumulative preference share. In the event of the liquidation or winding up of SBS, the preferred shares are entitled to distributions prior to any amounts distributed to the common equity holders. The holders of the preferred shares, so long as the cumulative preferred dividend is timely paid each quarter, have no general voting rights, but have rights to vote on any matters that effect the provisions of the preference shares. In the event that SBS fails to timely make its quarterly dividend payment, the holders of the preferred equity receive the right to vote on any and all general corporate matters on a 1 for 1 basis with the number of preferred shares held. As of September 30, 2021 and June 30, 2021, dividends in arrears totaled $14,059 (MYR 58,800) and $12,146 (MYR 50,400), respectively. The Company has determined that the COVID 19 provisions passed by the Government of Malaysia are in essence force majeure provisions, and therefore the failure to pay the dividends and convert under the agreements are not enforceable by the holders. The Company has informed the preferred shareholders of its intention to make final dividend payments and convert their shares into common shares of Nami Corp. on or about December 2021. The preferred shareholders have accepted the Company’s new proposed payment schedule.

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

Instruments Convertible into Common or Preferred Shares

As at September 30, 2021, the SBS had 280,000 shares of preferred stock outstanding which are convertible into 44,633 common shares.

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

In the third and 4th fiscal quarter of 2021, the Company engaged a group of consultants and engineers to assist it with (1) providing the information necessary to renew the January 2019 drilling license and (2) provide analysis to allow the Company to extend the availability of dredgable sand within its current license area, and as of September 30, 2021, the Company had expensed $461,734 of costs in relations to these matters, as noted on the line “costs to renew and extend license area” in the consolidated statement of operations. The Company did not incur any such costs during the three months ended September 30, 2021.

Note 11 – Sea Sand Dredging Project Financing

Project advances

In December 2020, the Company accepted an offer from Royal Resources PTE Ltd. (“Royal Resources”) related to a Sea Sand Dredging Project (the “Sea Sand Dredging Project”) located at Kawasan Luar Perairan Negeri Terengganu. In accordance with the offer, an advance payment (the “Advance”) of $49,236 (MYR 200,000) was required upon signing of the acceptance letter and was received during the nine months ended March 31, 2021. Until such time as a formal agreement is reached and signed, the Company as of September 30, 2021, treated the amount received as a non-interest bearing, undocumented advance, due upon demand. Upon signing an agreement with Royal Resources, the Company will receive an additional approximate $430,385 (MYR 1,800,000) from Royal Resources.

In April 2021, the Company received advances from two investors (the “Investors”) related to this Sea Sand Dredging Project with total proceeds of $48,476 (MYR 200,000). Upon receipt of the funds, the Company had treated the amounts received as undocumented, non-interest bearing, due on demand advances. On August 3, 2021, the Company entered into agreements with the two investors and reclassified these deposits to project investment financing debt.

Project Investment financing debt

In May 2021, the Company received proceeds of approximately $484,760 (MYR 2,000,000) in exchange for a debt agreement wither certain investors. As part of the financing agreement, in the event that the Company is unsuccessful in exporting for sale sea sand dredged from its license area, is required to repay the amount of the debt in full with 2% interest per annum, calculated on a daily basis. In the event that the Company is successful in obtaining an export license and upon obtaining an environmental management plan, the Company is required to begin 18 monthly payments with a guaranteed monthly payment of approximately $0.48 (RM 2) per cubic meter of dredged sand sold and 200,000 cubic meters per month, which is approximately $96,400 (MYR 400,000). As part of the agreement, certain directors of SBS and the Company guaranteed approximately $1,195,515 (MYR 5,000,000) to the investors.

On August 3, 2021, the Company reached debt agreements with two investors who had provided financing of approximately $48,476 (MYR 200,000) to the Company in April 2021. As part of the financing agreement, in the event that the Company is unsuccessful in exporting for sale sea sand dredged from its license area, the Company will be required to repay the amount of the debt in full with 2% interest per annum, calculated on a daily basis. In the event that the Company is successful in obtaining an export license and upon obtaining an environmental management plan, the Company is required to begin 18 monthly payments with a guaranteed monthly payment of approximately $0.02 (RM 0.10) per cubic meter of dredged sand sold and 200,000 cubic meters per month, which is approximately $4,782 (MYR 20,000).

The Company has accounted for the settlement feature that requires repayment based on a minimum of dredged sand as a derivative. The Company valued the alternate payment stream by computing the difference in discounted value of the debt instrument between the imputed rate of the payment stream to certain pricing services Junk debt in the United States (as there is no readily available widely used service in Malaysia) as of the inception dates in May 2021 and August 2021 of approximately 43% and 41%, respectively and estimating that payments would begin in February 2021 at inception and then accelerating repayment beginning in August 2021 as of June 30, 2021 for the May 2021 investment. At inception, the Company recorded derivative liabilities in the amount of $345,369 and $35,317, on the May 2021 and August 2021 debt agreements, respectively, which have been recorded as a discount to the amount loaned to the Company. From inception of the instruments through September 30, 2021, the Company recorded cumulative loss from the change in fair value of bifurcated derivative of $33,085 and amortization of debt discount of $283,585.

The following table shows the activity for the fair value of the derivative liability for September 30, 2021 and June 30, 2021:

Fair value at June 30, 2020	$-
Additions	345,369
Change in fair value	(137,186)
Change in foreign exchange	786
Redemption	-
Fair value at June 30, 2021	$208,969
Additions	16,846
Change in fair value	170,271
Change in foreign exchange	(1,164)
Redemption	-
Fair value at September 30, 2021	394,922

The following table shows the Fair Value classification of the derivative liability above as of September 30, 2021 and June 30, 2021:

	Fair valued measured at September 30, 2021
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial liabilities at fair value:
Project financing liability	$-	$-	$394,922	$394,922
Total financial liabilities at fair value	$-	$-	$394,922	$394,922

	Fair valued measured at June 30, 2021
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial liabilities at fair value:
Project financing liability	$-	$-	$208,969	$208,969
Total financial liabilities at fair value	$-	$-	$208,969	$208,969

Note 12 – Short-term loans

(I)

On August 25, 2021, the Company entered into a short-term loan agreement, in which the Company received approximately $47,700 (MYR 200,000), with principal and interest of approximately $2,385 (MYR 10,000) due in full on September 30, 2021. During the three months ended September 30, 2021, the Company paid the principal and interest balances in full and recorded interest expense of $2,385 (MYR 10,000), and as of September 30, 2021 there were no remaining liabilities associated with this short-term loan agreement.

(ii)

On August 25, 2021, the Company entered into an additional short-term loan agreement, in which the Company received approximately $42,900 (MYR 200,000), with principal and interest of approximately $858 (MYR 3,600) due in full on September 30, 2021. During the three months ended September 30, 2021, the Company recorded interest expense of $858 (MYR 10,000) associated with the loan. As of September 30, 2021, the remaining principal balance of the loan is approximately $43,039 (MYR 180,000) and accrued interest is approximately $861 (MYR 3,600).

Note 13 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the year ended September 30, 2021 and 2020:

Three Months Ended September 30, 2021	USA	Malaysia	Total
Revenue	$-	$-	$-
Cost of Goods Sold	-	(24)	(24)
Depreciation of property, plant and equipment	-	(1,527)	(1,527)
Amortization of concession acquisition costs	-	-	-
General and administrative expenses	(20,867)	(11,452)	(32,319)
Professional fees	(66,870)	(358)	(67,228)
Exploration expenditures		-	-
Other income (expenses)	(15,129)	(649,617)	(664,746)
Net loss	$(102,866)	$(662,978)	$(765,844)

Three Months Ended September 30, 2020	USA	Malaysia	Total
Revenue	$-	$-	$-
Cost of Goods Sold	-	-	-
Depreciation of property, plant and equipment	-	(1,524)	(1,524)
General and administrative expenses	(8,574)	(5,364)	(13,938)
Professional fees	(8,497)	-	(8,497)
Other income (expenses)	(15,128)	(35,801)	(50,929)
Net loss	$(32,199)	$(42,689)	$(74,888)

The following table shows assets information by geographic segment at September 30, 2021 and June 30, 2021:

As of September 30, 2021	USA	Malaysia	Total
Current assets	$-	$36,124	$36,124
Property and equipment, net	-	21,117	21,117
Total assets	$-	$57,241	$57,241

As of June 30, 2021	USA	Malaysia	Total
Current assets	$-	$56,159	$56,159
Property and equipment, net	-	22,826	22,826
Total assets	$-	$78,985	$78,985

Note 14 – Risks And Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

Note 15 – Subsequent Events

On October 15, 2021, the Company did not repay the remaining principal of approximately $43,039 (MYR 180,000) and interest of approximately $892 (MYR 3,600) by the due date, resulting in a default of the loan described in Note 12 (ii). As a result of the default, the balance of the remaining loan bears interest at 2% per month until repaid in full.

Subsequent to September 30, 2021, the Company received a series of advances from an unrelated party totaling approximately $264,753 (MYR 1,107,275). These amounts are unsecured, non-interest bearing and due on demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended September 30, 2021 and 2020, which are included herein.

Our operating results for three months ended September 30, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	September 30,
	2021	2020	Change	%
Sales	$-	$-	$-	-
Cost of Goods Sold	24	-	24	-
Gross Loss	(24)	-	(24)	-
Operating expenses	101,075	23,959	77,116	322%
Other Expense	664,744	50,929	613,815	1205%
Net loss	$(765,843)	$(74,888)	$(690,955)	923%
				-
Other Comprehensive Income (Loss):	$20,020	$(67,144)	$87,164	(130)%
				-
Comprehensive loss	$(745,823)	$(142,032)	$(603,791)	425%

During the three months ended September 30, 2021 and 2020, the Company did not recognize any revenues, cost of goods sold of $24 and $nil, respectively and a gross loss of $24 and $nil, respectively.

Our financial statements reported a net loss of $765,843 for the three months ended September 30, 2021 compared to a net loss of $74,888 for the three months ended September 30, 2020. Our losses have increased on a year-over-year basis, primarily as a result of the near total lockdown of Malaysia as a result of the COVID 19 pandemic during the prior year and the subsequent partial restriction lifting that occurred in July 2021 allowing for the resumption of administrative activities during the current period. Additionally, during the three months ended September 30, 2021, the results included other expense of $170,271 from the change in the fair value of a derivative liability associated with a contingent interest liability arising from project financing arrangements the Company entered into in May 2021 and August 2021, which also included interest expense of $248,165 related to the amortization of the debt discount on such debt. Also contributing to the increase in other expenses during the three months ended September 30, 2021 compared to the same period in the prior year was accrued interest of approximately $3,244 related to two short-term loans the Company entered into during the year.

Other expense increased to $664,744 for the three months ended September 30, 2021, compared to $50,929 for the three months ended September 30, 2020. The increase in other expense was mainly related to the change in the fair value of the derivative liability from the amortization of debt discounts on the Company’s project financing debt, in addition to a reduction in other income and slight increase in interest expense imputed for our non-interest bearing advances from related parties, and interest associated with two short-term loans entered into during the three months ended September 30, 2021. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our unrelated debtors as well as our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital, and to close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital

	September 30,	June 30,
	2021	2020
Cash	$4,220	$24,003
Total Assets	$57,241	$78,985
Total Liabilities	$5,486,185	$4,815,648
Stockholders’ Equity (Deficit)	$(5,428,944)	$(4,736,663)

Our working capital deficit increased as of September 30, 2021, as compared to June 30, 2021, primarily due to an increase in current liabilities to fund operating losses, increased debt levels and derivative liabilities related to our project financing investment offset by funds received from the Company’s project financing debt.

In the coming quarters our largest cash outlays will be in regards to (1) professional fees for work performed for our reporting as part of Nami Corp., (2) for the consultants as part of their work performed to respond to any additional requests received from governmental authorities as part of the process of obtaining approval for the permits and licenses. (3) repayments of the project financing debt.

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

Cash Flows

	Three months ended
	September 30,		Change
	2021	2020	Amount	%
Cash Flows used in operating activities	$(308,399)	$(6,408)	$(301,991)	4,713%
Cash Flows provided by (used in) investing activities	$-	$-	$-	-
Cash Flows provided by financing activities	$288,520	$6,425	$282,095	4,391%
Effects on changes in foreign exchange rate	$96	$29	$67	231%
Net decrease in cash during period	$(19,783)	$46	$(19,829)	(43,107)%

Operating Activities

Net cash used in operating activities was $308,399 for the three months ended September 30, 2021 compared to $6,408 in the same period in 2020.

During the three months ended September 30, 2021, cash used in operating activities consisted of a net loss of $765,843, depreciation of property and equipment of $1,527, imputed interest on non-interest bearing related party advances contributed as paid in capital of $53,544, amortization of debt discount of $248,165, change in fair value of derivative liability of $170,271, expenses paid directly through unrelated party advances of $716, accounts payable and accrued liabilities of $(18,030), other payables and accruals of $393 and interest paid of $(859).

During the three months ended September 30, 2020, cash used in operating activities consisted of a net loss of $(74,888), depreciation, depletion, amortization and impairment of $1,524, imputed interest on non-interest bearing related party advances contributed as paid in capital of $52,644, expenses paid by an unrelated party of 9,725, changes in other receivable and deposits of $(594) and other payables and accruals of $5,181.

Investing Activities

There were no investing cash flows for the three months ended September 30, 2021 and 2020.

Financing Activities

Net cash provided by financing activities was $288,520 for the three months ended September 30, 2021, compared to net cash provided by financing of $6,425 in the same period in 2020. Net cash used in financing during the three months ended September 30, 2021 was the result of proceeds of short-term loans of $90,628, principal repayments of short-term loans of $47,699, advances from related parties of $27,355, advances from an unrelated party of $230,273, and repayments of advances to an unrelated party of $12,037. Net cash provided by financing activities for the three months ended September 30, 2020 included advances received from a related party of $8,612 and repayments of advances to a related party of $2,187.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, we concluded that the Company’s disclosure controls and procedures are ineffective in gathering, analyzing, and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls, and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures, which are identified below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

As of September 30, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of September 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of September 30, 2021, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of September 30, 2021 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended September 30, 2021: None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Mine safety disclosures are not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

10.1	Sea Sand Mining Project Investment Agreement by and between SBS Mining Corporation and Chua Kim Ban dated August 3, 2021
10.2	Sea Sand Mining Project Investment Agreement by and between SBS Mining Corporation and Tan Saw Gek dated August 3, 2021
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAMI CORP., a Nevada corporation

DATED: November 22, 2021	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officer (Principal Executive Officer)

DATED: November 22, 2021	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer – Compliance (Principal Financial Officer)

