Form 10-Q
period 2021-12-31
NAMI Corp.
filed 2022-03-03
CIK 1567388

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 333-187007

NAMI CORP.
(Exact name of registrant as specified in its charter)

Nevada	61-1693116
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

112 North Curry Street

Carson City, NV

89703-4934

(Address of principal executive offices)

+603 – 09–5158380

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

The number of shares outstanding of the Registrant’s Common Stock as of February 25, 2022 was 1,426,927,346 shares, $0.001 par value.

NAMI Corp.

FORM 10-Q

Quarterly Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAMI Corp.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2021	June 30, 2021
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$1,749	$24,003
Other receivables and deposits	31,987	32,156
Total Current Assets	33,736	56,159

Deferred dredging development costs	204,961	-
Property, plant and equipment, net	19,776	22,826
TOTAL ASSETS	$258,473	$78,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	112,257	141,235
Accrued interest	3,452	-
Short-term loan	43,150	-
Other payable and accruals	112,070	23,875
Due to related party	3,612,439	3,587,392
Due to unrelated party	1,188,470	585,957
Contingent interest liability	328,494	208,969
Project advances	47,944	96,392
Total Current liabilities	5,448,276	4,643,820

Project financing investment note, net of discount	530,610	171,828

TOTAL LIABILITIES	5,978,886	4,815,648

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; 280,000 shares issued and outstanding	68,408	68,408
Capital Stock – Authorized 5,000,000,000 shares of common stock; $0.001 par value, 1,426,927,346 shares issued and outstanding	1,426,927	1,426,927
Additional paid-in capital	707,419	600,076
Accumulated deficit	(7,996,151)	(6,893,746)
Accumulated other comprehensive income	72,984	61,672
Stockholders’ deficit	$(5,720,413)	$(4,736,663)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$258,473	$78,985

* Derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended December 31		Six months ended December 31
	2021	2020	2021	2020
Revenue
Sales	$-	$-	$-	$-
Cost of Goods Sold	-	-	24	-
Gross Loss	-	-	(24)	-

Operating Expenses
Depreciation of property and equipment	1,391	1,560	2,918	3,084
General and administrative expenses	53,664	18,646	85,984	32,584
Professional fees	61,078	-	128,306	8,497
Exploration expenditures	8,368	-	8,368	-
Total Operating Expenses	124,501	20,206	225,576	44,165

Loss from Operations	(124,501)	(20,206)	(225,600)	(44,165)

Other Income (Expense)
Other income	(6)	1,315	1,267	3,030
Interest expense	(227,140)	-	(669,344)	-
Interest expense, related parties	(53,801)	(53,585)	(107,343)	(106,229)
Change in fair value of derivative liability	68,886	-	(101,385)	-
Total Other Expenses	(212,061)	(52,270)	(876,805)	(103,199)

Loss before taxation	(336,562)	(72,476)	(1,102,405)	(147,364)
Income taxes	-	-	-	-
Net Loss	$(336,562)	$(72,476)	$(1,102,405)	$(147,364)

Dividend on Series A Preferred Stock	-	-	-	-
Net loss attributable to common stockholders	$(336,562)	$(72,476)	$(1,102,405)	$(147,364)

Other Comprehensive Loss
Foreign currency translation adjustments	(8,708)	(75,825)	11,312	(142,969)
Total Comprehensive Loss	$(345,270)	$(148,301)	$(1,091,093)	$(290,333)

Basic and Diluted Loss per Common Share	$-	$-	$-	$-
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	1,426,927,346	1,426,927,346	1,426,927,346

NAMI Corp.

Consolidated Statements of Changes in Stockholder’s Deficit

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Deficit

Balance - June 30, 2021	280,000	68,408	1,426,927,346	1,426,927	600,076	(6,893,746)	61,672	(4,736,663)
Imputed interest	-	-	-	-	53,542	-	-	53,542
Foreign currency translation adjustment	-	-	-	-	-	-	20,020	20,020
Net loss	-	-	-	-	-	(765,843)	-	(765,843)

Balance - September 30, 2021	280,000	$68,408	1,426,927,346	$1,426,927	$653,618	$(7,659,589)	$81,692	$(5,428,944)

Imputed interest	-	-	-	-	53,801	-	-	53,801
Foreign currency translation adjustment	-	-	-	-	-	-	(8,708)	(8,708)
Net loss	-	-	-	-	-	(336,562)	-	(336,562)

Balance - December 31, 2021	280,000	$68,408	1,426,927,346	$1,426,927	$707,419	$(7,996,151)	$72,984	$(5,720,413)

Balance - June 30, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$385,842	$(6,203,396)	$132,610	$(4,189,609)

Imputed interest	-	-	-	-	52,644	-	-	52,644
Foreign currency translation adjustment	-	-	-	-	-	-	(67,144)	(67,144)
Net loss	-	-	-	-	-	(74,888)	-	(74,888)

Balance - September 30, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$438,486	$(6,278,284)	$65,466	$(4,278,997)

Imputed interest	-	-	-	-	53,585	-	-	53,585
Foreign currency translation adjustment	-	-	-	-	-	-	(75,825)	(75,825)
Net loss	-	-	-	-	-	(72,476)	-	(72,476)

Balance - December 31, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$492,071	$(6,305,760)	$(10,359)	$(4,373,713)

NAMI Corp.

Condensed Consolidated Statements of Cash Flows

	Six months ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,102,405)	$(147,364)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation of property and equipment	2,918	3,084
Imputed interest contributed as additional paid in capital	107,343	106,229
Amortization of debt discount	327,710	-
Change in fair value of derivative liability	101,385	-
Expenses paid directly through a related party	156	-
Expenses paid directly through an unrelated party	2,463	20,075
Accrued interest	3,441	-
Change in assets and liabilities
Other receivable and deposits	-	(594)
Accounts payable and accrued liabilities	(28,977)	7,444
Other payables and accruals	371	-
Interest paid	-	-
Intercompany	-	-

Net cash used in operating activities	(585,595)	(11,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Dredging development expenditures	(115,687)	-
Net cash used in investing activities	(115,687)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	90,628
Repayment of short-term loan	(47,699)
Advances received from related parties	47,980	13,353
Advances received from an unrelated party	623,515	-
Repayments of related party advances	(10,759)	(2,187)
Repayments of advances to an unrelated party	(24,425)	-
Net cash provided by financing activities	679,240	11,166

Effects on changes in foreign exchange rate	(212)	65

Net change in cash and cash equivalents	(22,254)	105
Cash and cash equivalents - beginning of period	24,003	1,133
Cash and cash equivalents - end of period	$1,749	$1,238

Supplemental Cash Flow Disclosures
Cash paid for interest	$538,524	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of project advances to project financing debt	$47,699	$-
Deferred dredging development costs in accrued other	$(88,730)	$-

NAMI Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed on November 3, 2021. The results of operations for the periods ended December 31, 2021 are not necessarily indicative of the operating results for the full years. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, all such adjustments were of a normal and recurring nature.

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

During the six months ended December 31, 2021 and 2020, the Company did not record any revenue and recorded cost of sales and gross loss of $24 and nil, respectively.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2021 and June 30, 2021, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to RM 250,000 (approximately US $60,000). From time to time the Company’s account balances may exceed that limit.

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

During the six months ended December 31, 2021 and 2020, the Company did not produce any mined sand. Additionally, the Company did not hold any inventories as of December 31, 2021 and June 30, 2021.

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

As of December 31, 2021 and June 30, 2021, on a recurring basis, the Company measures its project financing debt as a Level 3 input.

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

Plant and Equipment Depreciation

Plant and equipment are stated at cost less accumulated depreciation and impairment loss, if any. Depreciation is calculated on a straight-line basis to write off the cost of plant and equipment over their expected useful lives at the following annual rates:

Motor Vehicles	20%
Office equipment	33%
Tools and equipment	33%
Computer and software	33%
Leasehold improvements	Term of lease
Furniture and Fixtures	33%

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

During six months ended December 31, 2021 and 2020, the Company recorded exploration expenditures of $8,368 and nil, respectively. Such expenditures have been incurred in order to provide the information necessary to the Malaysian Department of the Environment to work towards the renewal of its dredging license for three additional years and to expand the potential cubic meters available to dredge within its current license area from the current 19.1 km to 40 km. The Company’s policy is to expense these costs as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company did not record any impairment of long-lived assets during the six months ended December 31, 2021 and 2020.

Leases

FASB ASC 840 “Leases” requires lessees to record lease assets and liabilities for operating leases and disclose key information about leasing arrangements. Upon entering into an arrangement, the Company evaluates whether the arrangement provides the Company with the ability to control the use of the asset over the term of the lease. If an arrangement contains a lease, upon commencement of the arrangement, the company recognizes an operating lease right-of-use asset and a corresponding operating lease liability. The amount of the operating lease right-of-use asset is measured utilizing the present value of the future minimum lease payments over the lease term. The Company has not recognized any right-of-use assets or lease liabilities as of December 31, 2021 and June 30, 2021.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of December 31, 2021 and June 30, 2021, there were approximately 44,633 and 44,985 potentially diluted common shares outstanding from 280,000 shares of preferred stock, respectively.

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

Recently issued accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2021, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Note 2 – Going Concern

For the six months ended December 31, 2021, the Company reported a net loss of approximately $1.1 million. In addition, as of December 31, 2021, the Company had a working capital deficit of approximately $5.4 million with cash on hand of approximately $1,700. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2022 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 and further in April 2021, received its export license contingent on receiving updated dredging area rights (see Note 10). The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Note 4 – Plant and Equipment

	December 31,	June 30,
	2021	2021
Cost
Motor Vehicles	$15,582	$15,665
Office equipment	25,519	25,654
Computers and software	13,546	13,618
Tools and equipment	508	511
Furniture and Fixture	37,237	37,434
	92,392	92,882
Accumulated Depreciation	(72,616)	(70,056)
Plant and Equipment, Net	$19,776	$22,826

Depreciation for the six months ended December 31, 2021 and 2020 was $2,918 and $3,084, respectively.

Note 5 – Other receivable and deposits

	December 31,	June 30,
	2021	2021

Sundry receivables	$24,699	$24,830
Other receivable	6,353	6,386
Deposits, including utility, security deposits	935	940
	$31,987	$32,156

Note 6 – Related party advances and expenses

Advances from related parties:

	December 31,	June 30,
	2021	2021

Advances from SBS Directors	$1,090,755	$1,058,947
Advances from related party	1,806,419	1,809,390
Advances from holding company	715,265	719,055
Total	$3,612,439	$3,587,392

During the six months ended December 31, 2021 and 2020, the Company received advances from directors of $47,980 and $13,353, respectively and repaid advances from a director of $10,759 and $2,187, respectively.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $107,343 and $106,229 during the six months ended December 31, 2021 and 2020, respectively.

Concentration of Risk

To date the Company has been reliant on funding from related parties as the Company does not have the current existing capital resources to execute its business plan.

Note 7 – Due from unrelated parties

During the six months ended December 31, 2021 and 2020, the Company received advances from an unrelated party of $623,515 and $nil, respectively and repaid advances from an unrelated party of $24,425 and nil, respectively. During the six months ended December 31, 2021 and 2020, the expenses of $2,463 and $20,075, respectively, were paid directly through the unrelated party. As of December 31, 2021 and June 30, 2021, the Company has recorded a liability due to the unrelated party of $1,188,470 and $585,957, respectively. These amounts are unsecured, non-interest bearing and due on demand.

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

As of December 31, 2021, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

As of December 31, 2021 and June 30, 2021, the Company had 1,426,927,346 common shares issued and outstanding.

Preferred Shares - SBS

In August 2018, SBS designated a new class of preferred equity, designated the 12% redeemable cumulative preference shares, in its attempt to raise capital for business expansion and exploration and mining activities. SBS authorized the issuance of up to 50 million shares at the issue price of RM 1.0 per share. The new preferred equity carries a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred security. The preferred dividend will have priority to any payment of dividends on the common equity. The preferred shares automatically convert to NAMI Corp common shares two years after issuance if not converted earlier at the rate of USD $1.50 on then value translated into USD of each 12% redeemable cumulative preference share. In the event of the liquidation or winding up of SBS, the preferred shares are entitled to distributions prior to any amounts distributed to the common equity holders. The holders of the preferred shares, so long as the cumulative preferred dividend is timely paid each quarter, have no general voting rights, but have rights to vote on any matters that effect the provisions of the preference shares. In the event that SBS fails to timely make its quarterly dividend payment, the holders of the preferred equity receive the right to vote on any and all general corporate matters on a 1 for 1 basis with the number of preferred shares held. As of December 31, 2021 and June 30, 2021, dividends in arrears totaled $16,109 (MYR 67,200) and $12,146 (MYR 50,400), respectively. The Company has determined that the COVID 19 provisions passed by the Government of Malaysia are in essence force majeure provisions, and therefore the failure to pay the dividends and convert under the agreements are not enforceable by the holders. The Company has informed the preferred shareholders of its intention to make final dividend payments and convert their shares into common shares of Nami Corp. on or about December 2021. The preferred shareholders have accepted the Company’s new proposed payment schedule.

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

Instruments Convertible into Common or Preferred Shares

As at December 31, 2021, SBS had 280,000 shares of preferred stock outstanding which are convertible into 44,764 common shares.

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

In the third and 4th fiscal quarter of 2021, the Company engaged a group of consultants and engineers to assist it with (1) providing the information necessary to renew the January 2019 drilling license and (2) provide analysis to allow the Company to extend the availability of dredgable sand within its current license area. The Company did not incur any such costs during the six months ended December 31, 2021.

Note 11 – Sea Sand Dredging Project Financing

Project advances

In December 2020, the Company accepted an offer from Royal Resources PTE Ltd. (“Royal Resources”) related to a Sea Sand Dredging Project (the “Sea Sand Dredging Project”) located at Kawasan Luar Perairan Negeri Terengganu. In accordance with the offer, an advance payment (the “Advance”) of $49,236 (MYR 200,000) was required upon signing of the acceptance letter and was received during the nine months ended March 31, 2021. Until such time as a formal agreement is reached and signed, the Company as of December 31, 2021, treated the amount received as a non-interest bearing, undocumented advance, due upon demand. Upon signing an agreement with Royal Resources, the Company will receive an additional approximate $431,500 (MYR 1,800,000) from Royal Resources.

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

Project Investment financing debt

In May 2021, the Company received proceeds of approximately $484,760 (MYR 2,000,000) in exchange for a debt agreement wither certain investors. As part of the financing agreement, in the event that the Company is unsuccessful in exporting for sale sea sand dredged from its license area, is required to repay the amount of the debt in full with 2% interest per annum, calculated on a daily basis. In the event that the Company is successful in obtaining an export license and upon obtaining an environmental management plan, the Company is required to begin 18 monthly payments with a guaranteed monthly payment of approximately $0.48 (RM 2) per cubic meter of dredged sand sold and 200,000 cubic meters per month, which is approximately $95,900 (MYR 400,000). As part of the agreement, certain directors of SBS and the Company guaranteed approximately $1,198,600 (MYR 5,000,000) to the investors.

On August 3, 2021, the Company reached debt agreements with two investors who had provided financing of approximately $48,476 (MYR 200,000) to the Company in April 2021. As part of the financing agreement, in the event that the Company is unsuccessful in exporting for sale sea sand dredged from its license area, the Company will be required to repay the amount of the debt in full with 2% interest per annum, calculated on a daily basis. In the event that the Company is successful in obtaining an export license and upon obtaining an environmental management plan, the Company is required to begin 18 monthly payments with a guaranteed monthly payment of approximately $0.02 (RM 0.10) per cubic meter of dredged sand sold and 200,000 cubic meters per month, which is approximate $4,800 (MYR 20,000).

The Company has accounted for the settlement feature that requires repayment based on a minimum of dredged sand as a derivative. The Company valued the alternate payment stream by computing the difference in discounted value of the debt instrument between the imputed rate of the payment stream to certain pricing services Junk debt in the United States (as there is no readily available widely used service in Malaysia) as of the inception dates in May 2021 and August 2021 of approximately 43% and 41%, respectively and estimating that payments would begin in February 2021 at inception and then accelerating repayment beginning in August 2021 as of June 30, 2021 for the May 2021 investment. At inception, the Company recorded derivative liabilities in the amount of $345,369 and $35,317, on the May 2021 and August 2021 debt agreements, respectively, which have been recorded as a discount to the amount loaned to the Company. From inception of the instruments through December 31, 2021, the Company recorded cumulative income from the change in fair value of bifurcated derivative of $35,801 and amortization of debt discount of $363,130.

The following table shows the activity for the fair value of the derivative liability for December 31, 2021 and June 30, 2021:

Fair value at June 30, 2020	$-
Additions	345,369
Change in fair value	(137,186)
Change in foreign exchange	786
Redemption	-
Fair value at June 30, 2021	$208,969
Additions	16,846
Change in fair value	170,271
Change in foreign exchange	(1,164)
Redemption	-
Fair value at September 30, 2021	$394,922
Additions	-
Change in fair value	(68,886)
Change in foreign exchange	2,458
Redemption	-
Fair value at December 31, 2021	$328,494

The following table shows the Fair Value classification of the derivative liability above as of December 31, 2021 and June 30, 2021:

	Fair value measured at December 31, 2021
	Quoted price in active markets (Level 1)	Significant other inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial liabilities at fair value
Project financing liability	$-	$-	$328,494	$328,494
Total Financial liabilities at fair value	$-	$-	$328,494	$328,494

	Fair valued measured at June 30, 2021
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial liabilities at fair value:
Project financing liability	$-	$-	$208,969	$208,969
Total financial liabilities at fair value	$-	$-	$208,969	$208,969

Note 12 – Short-term loans

(I)

On August 25, 2021, the Company entered into a short-term loan agreement, in which the Company received approximately $47,700 (MYR 200,000), with principal and interest of approximately $2,385 (MYR 10,000) due in full on September 30, 2021. During the six months ended December 31, 2021, the Company paid the principal and interest balances in full and recorded interest expense of $2,385 (MYR 10,000), and as of December 31, 2021 there were no remaining liabilities associated with this short-term loan agreement.

(ii)

On August 25, 2021, the Company entered into an additional short-term loan agreement, in which the Company received approximately $42,900 (MYR 200,000), with principal and interest of approximately $858 (MYR 3,600) due in full on September 30, 2021. The Company did not repay the balance prior to the deadline, and as of December 31, 2021, the Company had defaulted on this loan, resulting in a default interest rate of 2% per month until the debt has been repaid in full. During the six months ended December 31, 2021, the Company recorded interest expense of $3,452 (MYR 14,400) associated with the loan. As of December 31, 2021, the remaining principal balance of the loan is approximately $43,150 (MYR 180,000) and accrued interest is approximately $3,452 (MYR 14,400).

Note 13 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the six months ended December 31, 2021 and 2020:

Six Months Ended December 31, 2021	USA	Malaysia	Total
Revenue	$-	$-	$-
Cost of Goods Sold	-	(24)	(24)
Depreciation of property, plant and equipment	-	(2,918)	(2,918)
General and administrative expenses	(52,734)	(33,250)	(85,984)
Professional fees	(127,351)	(955)	(128,306)
Exploration expenditures	-	(8,368)	(8,368)
Other expenses	(30,256)	(846,549)	(876,805)
Net loss	$(210,341)	$(892,064)	$(1,102,405)

Six Months Ended December 31, 2020	USA	Malaysia	Total
Revenue	$-	$-	$-
Cost of Goods Sold	-	-	-
Depreciation of property, plant and equipment	-	(3,084)	(3,084)
General and administrative expenses including related party	(21,187)	(11,397)	(32,584)
Professional fees	(8,497)	-	(8,497)
Other expenses	(30,255)	(72,944)	(103,199)
Net loss	$(59,939)	$(87,425)	$(147,364)

The following table shows assets information by geographic segment at December 31, 2021 and June 30, 2021:

As of December 31, 2021	USA	Malaysia	Total
Current assets	$-	$33,736	$33,736
Deferred dredging development costs		204,961	204,961
Property and equipment, net	-	19,776	19,776
Total assets	$-	$258,473	$258,473

As of June 30, 2021	USA	Malaysia	Total
Current assets	$-	$56,159	$56,159
Property and equipment, net	-	22,826	22,826
Total assets	$-	$78,985	$78,985

Note 14 – Risks And Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at December 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

Note 15 – Subsequent Events

Subsequent to December 31, 2021, the Company received advances from an unrelated party totaling approximately $8,870 (MYR 37,000), repaid advances to an unrelated party of $6,852 (MYR 28,583), received advances from related parties of $64,050 (MYR 267,187), and repaid related party advances of 11,986 (MYR 50,000).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended December 31, 2021 and 2020, which are included herein.

Our operating results for three months ended December 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	December 31,
	2021	2020	Change	%
Sales	$-	$-	$-	-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
Operating expenses	124,501	20,206	104,295	516%
Other Expense	212,061	52,270	159,791	306%
Net loss	$(336,562)	$(72,476)	$(264,086)	364%
				-
Foreign currency translation adjustments:	$(8,708)	$(75,825)	$67,117	(89%)

Total comprehensive loss	$(345,270)	$(148,301)	$(196,969)	(133)%

During the three months ended December 31, 2021 and 2020, the Company did not recognize any revenues, cost of goods sold or gross profit.

Our financial statements reported a net loss of $336,562 for the three months ended December 31, 2021 compared to a net loss of $72,476 for the three months ended December 31, 2020. Our losses have increased on a year-over-year basis, primarily as a result of the near total lockdown of Malaysia as a result of the COVID 19 pandemic during the prior year and the subsequent partial restriction lifting that occurred in July 2021 allowing for the resumption of administrative activities during the current period. Additionally, during the three months ended December 31, 2021, the results included other expense of $68,886 from the change in the fair value of a derivative liability associated with a contingent interest liability arising from project financing arrangements the Company entered into in May 2021 and August 2021, which was offset by interest expense of $227,140 related to the amortization of the debt discount on such debt.

Operating expense increased to $124,501 for the three months ended December 31, 2021 compared to $20,206 for the three months ended December 31, 2020. The increase in operating expense during the three months ended December 31, 2021 compared to the same period in the prior year was an increase in general and administrative expenses as a result of increased corporate activity, professional fees of $61,078 incurred as a result of the Company completing several filings during the period and exploration expenditures of $8,368.

Other expense increased to $212,061 for the three months ended December 31, 2021, compared to $52,270 for the three months ended December 31, 2020. The increase in other expense was mainly related to the change in the fair value of the derivative liability from the amortization of debt discounts on the Company’s project financing debt, in addition to a reduction in other income and slight increase in interest expense imputed for our non-interest bearing advances from related parties, and interest associated with two short-term loans entered into during the period ended December 31, 2021. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our unrelated debtors as well as our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital, and to close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect our expenses to increase substantially.

Our operating results for six months ended December 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Six months ended
	December 31,
	2021	2020	Change	%
Sales	$-	$-	$-	-
Cost of Goods Sold	24	-	24	-
Gross Loss	(24)	-	(24)	-
Operating expenses	225,576	44,165	181,411	411%
Other Expense	876,805	103,199	773,606	750%
Net loss	$(1,102,405)	$(147,364)	$(955,041)	648%

Foreign currency translation adjustments:	$11,312	$(142,969)	$154,281	(108%)

Total comprehensive loss	$(1,091,093)	$(290,333)	$(800,760)	276%

During the six months ended December 31, 2021 and 2020, the Company did not recognize any revenues, cost of goods sold of $24 and $0, respectively and a gross loss profit of $(24) and $0, respectively.

Our financial statements reported a net loss of $1,102,405 for the six months ended December 31, 2021 compared to a net loss of $147,364 for the three months ended December 31, 2020. Our losses have increased on a year-over-year basis, primarily as a result of the near total lockdown of Malaysia as a result of the COVID 19 pandemic during the prior year and the subsequent partial restriction lifting that occurred in July 2021 allowing for the resumption of administrative activities during the current period. Additionally, during the six months ended December 31, 2021, the results included other expense of $101,385 from the change in the fair value of a derivative liability associated with a contingent interest liability arising from project financing arrangements the Company entered into in May 2021 and August 2021, which also included interest expense of $669,344 primarily related to the amortization of the debt discount on such debt.

Operating expense increased to $222,576 for the six months ended December 31, 2021 compared to $44,165 for the six months ended December 31, 2020. The increase in operating expense during the six months ended December 31, 2021 compared to the same period in the prior year was an increase in general and administrative expenses as a result of increased corporate activity, professional fees as a result of the Company completing several filings during the period and exploration expenditures.

Other expense increased to $876,805 for the six months ended December 31, 2021, compared to $103,199 for the six months ended December 31, 2020. The increase in other expense was mainly related to the change in the fair value of the derivative liability from the amortization of debt discounts on the Company’s project financing debt, in addition to a reduction in other income and slight increase in interest expense imputed for our non-interest bearing advances from related parties, and interest associated with two short-term loans entered into during the six months ended December 31, 2021. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our unrelated debtors as well as our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital, and to close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital
	December 31,	June 30,	Change
	2021	2021	Amount	%
Cash	$1,749	$24,003	$(22,254)	(93%)

Current Assets	$33,736	$56,159	$(22,423)	(40)%
Current Liabilities	$5,448,276	$4,643,820	$804,456	17%
Working Capital Deficiency	$(5,414,540)	$(4,587,661)	$(826,879)	18%

Our working capital deficit increased as of December 31, 2021, as compared to June 30, 2021, primarily due to an increase in current liabilities to fund operating losses, increased debt levels and derivative liabilities related to our project financing investment offset by funds received from the Company’s project financing debt.

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

Cash Flows

	Six months ended
	December 31,		Change
	2021	2020	Amount	%
Cash Flows used in operating activities	$(585,595)	$(11,126)	$(574,469)	5,163%
Cash Flows used in investing activities	$(115,687)	$-	$(115,687)	-%
Cash Flows provided by financing activities	$679,240	$11,166	$668,074	5,983
Effects on changes in foreign exchange rate	$(212)	$65	$(277)	(4,2615%)
Net (decrease) increase in cash during period	$(22,254)	$105	$(22,359)	(21,294%)

Operating Activities

Net cash used in operating activities was $585,595 for the six months ended December 31, 2021 compared to $11,126 in the same period in 2020.

During the six months ended December 31, 2021, cash used in operating activities consisted of a net loss of $(1,102,405), depreciation of property and equipment of $2,918, imputed interest on non-interest bearing related party advances contributed as paid in capital of $107,343, amortization of debt discount of $327,710, change in fair value of derivative liability of $101,585, expenses paid directly through related party advances of $156, expenses paid directly through unrelated party advances of $2,463, accrued interest of $3,441,  accounts payable and accrued liabilities of $(28,977), and other payables and accruals of $371.

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

Investing Activities

Net cash used in investing activities was $115,687 and nil for the six months ended December 31, 2021 and 2020, respectively.  During the six months ending December 31, 2021, the Company engaged with consultants to provide services related to commencing dredging operations.  There were no such expenditures in the six months period ended December 31, 2020.

Financing Activities

Net cash provided by financing activities was $679,240 for the six months ended December 31, 2021, compared to net cash provided by financing of $11,166 in the same period in 2020. Net cash used in financing during the six months ended December 31, 2021 was the result of proceeds of short-term loans of $90,628, principal repayments of short-term loans of $(47,699), advances from related parties of $47,980, advances from an unrelated party of $623,515, repayments of related party advances of $(10,759), and repayments of advances to an unrelated party of $(24,425). Net cash provided by financing activities for the six months ended December 31, 2020 was a result of advances received from an unrelated party of $13,353 and repayments of advances to an unrelated party of $(2,187).

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

If the Company is unsuccessful in raising funds through shareholder loans or advances, it will have to seek additional funds from third party debt financing, which would be highly difficult for a development stage company, such as the Company, to secure; or through the private placement of its common stock. Therefore, until the lockdown in Malaysia is completely lifted and the Company is able to commence its mining operations, the Company will be highly dependent on shareholder loans and advances. If the Company where able to secure third party debt financing, being a development stage company with no operations to date, it would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. If these funds are required and not available through shareholder loans or advances, or through the private placement of the Company’s securities, management will evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage debt repayment terms. If these additional funds are not obtained through either of the alternatives discussed herein, the Company maybe required to cease its business operations. As a result, investors in the Company’s common stock would lose all of their investment.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of December 31, 2021, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2021 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended December 31, 2021: None.

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

NAMI CORP., a Nevada corporation

DATED: March 3, 2022	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officer (Principal Executive Officer)

DATED: March 3, 2022	By:	/s/ Lew Sze How
Lew Sze How
Chief Financial Officer – Compliance (Principal Financial Officer)

