Form 10-Q/A
period 2021-12-31
NAMI Corp.
filed 2022-06-07
CIK 1567388

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

The number of shares outstanding of the Registrant’s Common Stock as of June 1, 2022 was 1,426,927,346 shares, $0.001 par value.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Nami Corp. for the quarter ended December 31, 2021, originally filed on March 3, 2022 (the “Original Filing”), is being filed solely to correct the classification of deferred dredging costs from an asset to an expenditure. The Company has amended disclosures Part I, Item 1, Item 2, and Item 4.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

NAMI Corp.

FORM 10-Q/A

Quarterly Period Ended December 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAMI Corp.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2021	June 30, 2021
	(Unaudited)	*
	(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$1,749	$24,003
Other receivables and deposits	31,987	32,156
Total Current Assets	33,736	56,159

Deferred dredging development costs	-	-
Property, plant and equipment, net	19,776	22,826
TOTAL ASSETS	$53,512	$78,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	112,257	141,235
Accrued interest	3,452	-
Short-term loan	43,150	-
Other payable and accruals	112,070	23,875
Due to related party	3,612,439	3,587,392
Due to unrelated party	1,188,470	585,957
Contingent interest liability	328,494	208,969
Project advances	47,944	96,392
Total Current liabilities	5,448,276	4,643,820

Project financing investment note, net of discount	530,610	171,828

TOTAL LIABILITIES	5,978,886	4,815,648

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; 280,000 shares issued and outstanding	68,408	68,408
Capital Stock – Authorized 5,000,000,000 shares of common stock; $0.001 par value, 1,426,927,346 shares issued and outstanding	1,426,927	1,426,927
Additional paid-in capital	707,419	600,076
Accumulated deficit	(8,200,568)	(6,893,746)
Accumulated other comprehensive income	72,440	61,672
Stockholders’ deficit	$(5,925,374)	$(4,736,663)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$53,512	$78,985

* Derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended December 31		Six months ended December 31
	2021 (As Restated)	2020	2021 (As Restated)	2020
Revenue
Sales	$-	$-	$-	$-
Cost of Goods Sold	-	-	24	-
Gross Loss	-	-	(24)	-

Operating Expenses
Depreciation of property and equipment	1,391	1,560	2,918	3,084
General and administrative expenses	53,664	18,646	85,984	32,584
Professional fees	61,078	-	128,306	8,497
Exploration expenditures	212,785	-	212,785	-
Total Operating Expenses	328,918	20,206	429,993	44,165

Loss from Operations	(328,918)	(20,206)	(430,017)	(44,165)

Other Income (Expense)
Other income	(6)	1,315	1,267	3,030
Interest expense	(227,140)	-	(669,344)	-
Interest expense, related parties	(53,801)	(53,585)	(107,343)	(106,229)
Change in fair value of derivative liability	68,886	-	(101,385)	-
Total Other Expenses	(212,061)	(52,270)	(876,805)	(103,199)

Loss before taxation	(540,979)	(72,476)	(1,306,822)	(147,364)
Income taxes	-	-	-	-
Net Loss	$(540,979)	$(72,476)	$(1,306,822)	$(147,364)

Dividend on Series A Preferred Stock	-	-	-	-
Net loss attributable to common stockholders	$(540,979)	$(72,476)	$(1,306,822)	$(147,364)

Other Comprehensive Loss
Foreign currency translation adjustments	(9,252)	(75,825)	10,768	(142,969)
Total Comprehensive Loss	$(550,231)	$(148,301)	$(1,296,054)	$(290,333)

Basic and Diluted Loss per Common Share	$-	$-	$-	$-
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	1,426,927,346	1,426,927,346	1,426,927,346

NAMI Corp.

Consolidated Statements of Changes in Stockholder’s Deficit

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit (As restated)	Comprehensive Income (As restated)	Stockholders’ Deficit (As restated)

Balance - June 30, 2021	280,000	68,408	1,426,927,346	1,426,927	600,076	(6,893,746)	61,672	(4,736,663)
Imputed interest	-	-	-	-	53,542	-	-	53,542
Foreign currency translation adjustment	-	-	-	-	-	-	20,020	20,020
Net loss	-	-	-	-	-	(765,843)	-	(765,843)

Balance - September 30, 2021	280,000	$68,408	1,426,927,346	$1,426,927	$653,618	$(7,659,589)	$81,692	$(5,428,944)

Imputed interest	-	-	-	-	53,801	-	-	53,801
Foreign currency translation adjustment	-	-	-	-	-	-	(9,252)	(9,252)
Net loss	-	-	-	-	-	(540,979)	-	(540,979)

Balance - December 31, 2021	280,000	$68,408	1,426,927,346	$1,426,927	$707,419	$(8,200,568)	$72,440	$(5,925,374)

Balance - June 30, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$385,842	$(6,203,396)	$132,610	$(4,189,609)

Imputed interest	-	-	-	-	52,644	-	-	52,644
Foreign currency translation adjustment	-	-	-	-	-	-	(67,144)	(67,144)
Net loss	-	-	-	-	-	(74,888)	-	(74,888)

Balance - September 30, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$438,486	$(6,278,284)	$65,466	$(4,278,997)

Imputed interest	-	-	-	-	53,585	-	-	53,585
Foreign currency translation adjustment	-	-	-	-	-	-	(75,825)	(75,825)
Net loss	-	-	-	-	-	(72,476)	-	(72,476)

Balance - December 31, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$492,071	$(6,305,760)	$(10,359)	$(4,373,713)

NAMI Corp.

Condensed Consolidated Statements of Cash Flows

	Six months ended
	December 31,
	2021 (As restated)	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,306,822)	$(147,364)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation of property and equipment	2,918	3,084
Imputed interest contributed as additional paid in capital	107,343	106,229
Amortization of debt discount	327,710	-
Change in fair value of derivative liability	101,385	-
Expenses paid directly through a related party	156	-
Expenses paid directly through an unrelated party	2,463	20,075
Accrued interest	3,441	-
Change in assets and liabilities
Other receivable and deposits	-	(594)
Accounts payable and accrued liabilities	59,753	7,444
Other payables and accruals	371	-
Interest paid	-	-
Intercompany	-	-

Net cash used in operating activities	(701,282)	(11,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	90,628
Repayment of short-term loan	(47,699)
Advances received from related parties	47,980	13,353
Advances received from an unrelated party	623,515	-
Repayments of related party advances	(10,759)	(2,187)
Repayments of advances to an unrelated party	(24,425)	-
Net cash provided by financing activities	679,240	11,166

Effects on changes in foreign exchange rate	(212)	65

Net change in cash and cash equivalents	(22,254)	105
Cash and cash equivalents - beginning of period	24,003	1,133
Cash and cash equivalents - end of period	$1,749	$1,238

Supplemental Cash Flow Disclosures
Cash paid for interest	$538,524	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of project advances to project financing debt	$47,699	$-

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

During six months ended December 31, 2021 and 2020, the Company recorded exploration expenditures of $212,785 and nil, respectively. Such expenditures have been incurred in order to provide the information necessary to the Malaysian Department of the Environment to work towards the renewal of its dredging license for three additional years and to expand the potential cubic meters available to dredge within its current license area from the current 19.1 km to 40 km. The Company’s policy is to expense these costs as incurred.

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

Note 2 – Going Concern

For the six months ended December 31, 2021, the Company reported a net loss of approximately $1.3 million. In addition, as of December 31, 2021, the Company had a working capital deficit of approximately $5.4 million with cash on hand of approximately $1,700. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2022 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 and further in April 2021, received its export license contingent on receiving updated dredging area rights (see Note 10). The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

The Company’s plan is to continue to work with JHW and hired consultants to meet the requirements of the Government of Malaysia and secure and renew mining and export license rights for mined sea sand. Exports rights are critical to the Company’s plans to develop its sea sand mining business. In addition, during this period, the Company with JHW is also working on the requirements to extend and renew its current sea sand mining license past its current expiration date in January 2022. The Company is currently exploring financing options in order to continue its work on these fronts and also to keep operations running during this period.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might result from this uncertainty.

Note 3 – Restatement for Correction of an Error

Subsequent to the filing of the Company’s 10-Q for the three and six months ended December 31, 2021, the Company determined that it had applied an incorrect accounting treatment with respect to dredging costs. The Company originally recorded such costs as deferred dredging costs, and later determined the correct accounting treatment to record such costs as expenses when incurred.

Set out below is the impact of the restatement as compared to the original filing on these unaudited condensed consolidated financial statements:

As of December 31, 2021	As filed	As amended	Difference

Deferred dredging development costs	$204,961	$-	$(204,961)
Total assets	258,473	53,512	(204,961)

Retained deficit	$7,996,151	$8,200,568	$204,417
Accumulated other comprehensive income	72,984	72,440	(544)
Total stockholders’ deficit	(5,720,413)	(5,925,374)	(204,961)
Total liabilities and stockholders’ deficit	258,473	53,512	(204,961)

For the three months ended December 31, 2021	As filed	As amended	Difference

Condensed Consolidated Statements of Operations and Comprehensive loss

Exploration expenditures (3 months)	$8,368	$212,785	$204,417

Operating expenses (3 months)	$124,501	$328,918	$204,417

Net loss (3 months)	$336,562	$540,979	$204,417

Foreign currency translation adjustments (3 months)	$(8,708)	$(9,252)	$(544)

Total comprehensive loss (3 months)	$345,270	$550,231	$203,873

For the six months ended December 31, 2021	As filed	As amended	Difference

Condensed Consolidated Statements of Operations and Comprehensive loss

Exploration expenditures (6 months)	$8,368	$212,785	$204,417

Operating expenses (6 months)	$225,576	$429,993	$204,417

Net loss (6 months)	$1,102,405	$1,306,822	$204,417

Foreign currency translation adjustments (6 months)	$11,312	$10,768	$(544)

Total comprehensive loss (6 months)	$1,091,093	$1,296,054	$203,873

For the six months ended December 31, 2021	As filed	As amended	Difference

Condensed Consolidated Statements of Cash Flows

Net loss	$(1,102,405)	$(1,306,822)	$(204,417)
Cash used in operating activities	(585,595)	(701,282)	(115,687)
Accounts payable and accrued liabilities	(28,977)	59,753	88,730
Dredging development expenditures	(115,687)	-	115,687
Cash used in investing activities	(115,687)	-	(115,687)

Note 4 – Advance Payment on Mineral Trading – Related Party

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

Note 5 – Plant and Equipment

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

Note 6 – Other receivable and deposits

	December 31,	June 30,
	2021	2021

Sundry receivables	$24,699	$24,830
Other receivable	6,353	6,386
Deposits, including utility, security deposits	935	940
	$31,987	$32,156

Note 7 – Related party advances and expenses

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

Note 8 – Due from unrelated parties

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

Note 11 – Sea Sand Mining Project

On August 30, 2017, SBS entered into an irrevocable right of use (“IRU”) agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby SBS was given exclusive rights to operate mining and extraction activities on the designated area (1,113 square kilometers outside the waters of the state of Terengganu, Malaysia, subject to certain terms and conditions therein) and manage all matters relating to the operations. The Company currently estimates that the acreage available under the IRU will provide approximately 5 years of sustained mining operations. As part of the IRU, the Company is responsible for all permitting costs (both for mining operation and for the right to sell the mined sand internationally) at both the state and federal levels of all applicable ministries and departments in Malaysia. As compensation for the IRU, the Company is obligated to remit to JHW on a quarterly basis, 25% of the profits from the mining activities, as defined within the agreement. The Company submitted the required environmental and engineering assessments as part of the permitting process for approximately 383 square kilometers, and in January 2019, JHW was issued by the government of Malaysia the first set of permits necessary to commence sea sand mining operations. The final approved area was 20.48km² within the jurisdiction of the state of Terengganu, Malaysia (the “Area”). The Company is required to prepay RM 500,000 of future royalty amounts due under the agreement with JHW, of which SBS funded RM 250,000 (approximately $60,000) as of June 30, 2021. On June 30, 2020 the Company determined that the recoverable amount of this prepayment was $nil and recorded an expense of $59,478 in cost of goods sold associated with the write-down.

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

Note 12 – Sea Sand Dredging Project Financing

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

Note 13 – Short-term loans

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

Note 14 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the six months ended December 31, 2021 and 2020:

Six Months Ended December 31, 2021	USA	Malaysia (As Restated)	Total (As Restated)
Revenue	$-	$-	$-
Cost of Goods Sold	-	(24)	(24)
Depreciation of property, plant and equipment	-	(2,918)	(2,918)
General and administrative expenses	(52,734)	(33,250)	(85,984)
Professional fees	(127,351)	(955)	(128,306)
Exploration expenditures	-	(212,785)	(212,785)
Other expenses	(30,256)	(846,549)	(876,805)
Net loss	$(210,341)	$(1,096,481)	$(1,306,822)

Six Months Ended December 31, 2020	USA	Malaysia	Total
Revenue	$-	$-	$-
Cost of Goods Sold	-	-	-
Depreciation of property, plant and equipment	-	(3,084)	(3,084)
General and administrative expenses including related party	(21,187)	(11,397)	(32,584)
Professional fees	(8,497)	-	(8,497)
Other expenses	(30,255)	(72,944)	(103,199)
Net loss	$(59,939)	$(87,425)	$(147,364)

The following table shows assets information by geographic segment at December 31, 2021 and June 30, 2021:

As of December 31, 2021	USA	Malaysia (As Restated)	Total (As Restated)
Current assets	$-	$33,736	$33,736
Property and equipment, net	-	19,776	19,776
Total assets	$-	$53,512	$53,512

As of June 30, 2021	USA	Malaysia	Total
Current assets	$-	$56,159	$56,159
Property and equipment, net	-	22,826	22,826
Total assets	$-	$78,985	$78,985

Note 15 – Risks And Uncertainties

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

Note 16 – Subsequent Events

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

Our operating results for three months ended December 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	December 31,
	2021 (As Restated)	2020	Change (As Restated)	% (As Restated)
Sales	$-	$-	$-	-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
Operating expenses	328,918	20,206	308,712	1,528%
Other Expense	212,061	52,270	159,791	306%
Net loss	$(540,979)	$(72,476)	$(468,503)	646%
				-
Foreign currency translation adjustments:	$(9,252)	$(75,825)	$66,573	(88%)

Total comprehensive loss	$(550,231)	$(148,301)	$(401,930)	(271)%

During the three months ended December 31, 2021 and 2020, the Company did not recognize any revenues, cost of goods sold or gross profit.

Our financial statements reported a net loss of $540,979 for the three months ended December 31, 2021 compared to a net loss of $72,476 for the three months ended December 31, 2020. Our losses have increased on a year-over-year basis, primarily as a result of the near total lockdown of Malaysia as a result of the COVID-19 pandemic during the prior year and the subsequent partial restriction lifting that occurred in July 2021 allowing for the resumption of administrative activities during the current period. Additionally, during the three months ended December 31, 2021, the results included exploration expenditures of $212,785, other expense of $68,886 from the change in the fair value of a derivative liability associated with a contingent interest liability arising from project financing arrangements the Company entered into in May 2021 and August 2021, which was offset by interest expense of $227,140 related to the amortization of the debt discount on such debt.

Operating expense increased to $328,918 for the three months ended December 31, 2021 compared to $20,206 for the three months ended December 31, 2020. The increase in operating expense during the three months ended December 31, 2021 compared to the same period in the prior year was an increase in general and administrative expenses as a result of increased corporate activity, professional fees of $61,078 incurred as a result of the Company completing several filings during the period and exploration expenditures of $212,785.

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

Our operating results for six months ended December 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Six months ended
	December 31,
	2021 (As Restated)	2020	Change (As Restated)	% (As Restated)
Sales	$-	$-	$-	-
Cost of Goods Sold	24	-	24	-
Gross Loss	(24)	-	(24)	-
Operating expenses	429,993	44,165	385,828	874%
Other Expense	876,805	103,199	773,606	750%
Net loss	$(1,306,822)	$(147,364)	$(1,159,458)	787%

Foreign currency translation adjustments:	$10,768	$(142,969)	$153,737	(108%)

Total comprehensive loss	$(1,296,054)	$(290,333)	$(1,005,721)	346%

During the six months ended December 31, 2021 and 2020, the Company did not recognize any revenues, cost of goods sold of $24 and $0, respectively and a gross loss profit of $(24) and $0, respectively.

Our financial statements reported a net loss of $1,296,054 for the six months ended December 31, 2021 compared to a net loss of $147,364 for the three months ended December 31, 2020. Our losses have increased on a year-over-year basis, primarily as a result of the near total lockdown of Malaysia as a result of the COVID 19 pandemic during the prior year and the subsequent partial restriction lifting that occurred in July 2021 allowing for the resumption of administrative activities during the current period. Additionally, during the six months ended December 31, 2021, the results included exploration expenditures of $212,785 other expense of $101,385 from the change in the fair value of a derivative liability associated with a contingent interest liability arising from project financing arrangements the Company entered into in May 2021 and August 2021, which also included interest expense of $669,344 primarily related to the amortization of the debt discount on such debt.

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

In the coming quarters our largest cash outlays will be in regards to (1) professional fees for work performed for our reporting as part of Nami Corp., (2) for the consultants as part of their work performed to respond to any additional requests received from governmental authorities as part of the process of obtaining approval for the permits and licenses, and (3) repayments of the project financing debt.

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

Cash Flows

	Six months ended
	December 31,		Change
	2021 (As Restated)	2020	Amount (As Restated)	% (As Restated)
Cash Flows used in operating activities	$(701,282)	$(11,126)	$(690,156)	6,203%
Cash Flows used in investing activities	$-	$-	$-	-%
Cash Flows provided by financing activities	$679,240	$11,166	$668,074	5,983%
Effects on changes in foreign exchange rate	$(212)	$65	$(277)	(426)%
Net (decrease) increase in cash during period	$(22,254)	$105	$(22,359)	(21,294)%

Operating Activities

Net cash used in operating activities was $701,282 for the six months ended December 31, 2021 compared to $11,126 in the same period in 2020.

During the six months ended December 31, 2021, cash used in operating activities consisted of a net loss of $(1,306,822), depreciation of property and equipment of $2,918, imputed interest on non-interest bearing related party advances contributed as paid in capital of $107,343, amortization of debt discount of $327,710, change in fair value of derivative liability of $101,585, expenses paid directly through related party advances of $156, expenses paid directly through unrelated party advances of $2,463, accrued interest of $3,441,  accounts payable and accrued liabilities of $59,753, and other payables and accruals of $371.

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

Investing Activities

The Company did not have any cash flows related to investing activities during the six months ended December 31, 2021 and 2020.

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

If the Company is unsuccessful in raising funds through shareholder loans or advances, it will have to seek additional funds from third party debt financing, which would be highly difficult for a development stage company, such as the Company, to secure; or through the private placement of its common stock. Therefore, until the lockdown in Malaysia is completely lifted and the Company is able to commence its mining operations, the Company will be highly dependent on shareholder loans and advances. If the Company where able to secure third party debt financing, being a development stage company with no operations to date, it would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. If these funds are required and not available through shareholder loans or advances, or through the private placement of the Company’s securities, management will evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage debt repayment terms. If these additional funds are not obtained through either of the alternatives discussed herein, the Company maybe required to cease its business operations. As a result, investors in the Company’s common stock could lose all of their investment.

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

3. Failure to report mining activity in accordance with US GAAP. The Company failed to recognize its mining costs as expenses when incurred rather than capitalizing and amortizing over the expected period of activity.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

10.1	Sea Sand Mining Project Investment Agreement by and between SBS Mining Corporation and Chua Kim Ban dated August 3, 2021 (as filed on March 3, 2022)
10.2	Sea Sand Mining Project Investment Agreement by and between SBS Mining Corporation and Tan Saw Gek dated August 3, 2021 (as filed on March 3, 2022)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAMI CORP., a Nevada corporation

DATED: June 7, 2022	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officer (Principal Executive Officer)

DATED: June 7, 2022	By:	/s/ Calvin Chin
Calvin Chin
Chief Financial Officer – Compliance (Principal Financial Officer)

