Form 10-K
period 2022-06-30
NAMI Corp.
filed 2023-08-22
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2022

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

+609-5158380

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

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

The number of shares outstanding of the registrant’s common stock as of August 22, 2023 was 1,426,927,346 shares, $0.001 par value.

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

On October 31, 2016, a change in control occurred because the Company’s largest shareholder sold 60,750,000 shares of our common stock to Mr. Ong Tee Keat, a member of the Company’s board of directors and advisor, who resides in Malaysia, which represented 60.22% of the total issued and outstanding shares of common stock at that time. Such 60,750,000 shares sold represented all of the shares of the Company’s common stock owned by the prior shareholder.

On October 31, 2016, we filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby we amended our Articles of Incorporation by (a) increasing the authorized number of shares of common stock from 200 million to 5 billion; and (b) increasing all of our issued and outstanding shares of common stock at a ratio of seven (7) shares for every one (1) share issued and outstanding. Our board of directors and shareholders approved this amendment on October 26, 2016.

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

On July 19, 2018, we were notified that the board of directors of GMCI deemed it to be in the best interests of GMCI and its stockholders for GMCI to approve and declare a dividend of restrictive shares of NAMI Corp. to the stockholders of GMCI, on a pro rata basis, determined in accordance with the number of shares of capital stock of GMCI held by such stockholders, thereby transferring ownership of 100% of the outstanding restrictive shares of NAMI Corp. owned by GMCI to the stockholders of GMCI (collectively, the “Nami Stock Dividend”). The Nami Stock Dividend was completed on August 21, 2018.

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

Temporary Business Interruptions Caused by Covid-19

In March of 2020 the outbreak of a novel strain of coronavirus (COVID-19) was declared a pandemic by the World Health Organization. The COVID-19 pandemic and preventative measures taken to contain or mitigate the outbreak caused disruption in business, the financial markets, and economies globally.

The COVID-19 pandemic negatively impacted the Company’s business, financial condition, and results of operations, as a result of a Moving Control Order (“MCO”) implemented by the government of Malaysia in March of 2020 which caused us to temporarily suspend our business operations. On June 1, 2021 the government of Malaysia implemented the National Recovery Plan (“NRP”) which consisted of a four phase recovery plan designed to steer Malaysia out of the pandemic. As of the date of this annual report, we have re-initiated our business operations, but have to yet to accurately determine the extent of the effects of the COVID-19 pandemic on our business.

The ultimate magnitude of the COVID-19 pandemic and its effects in business globally remains unknown. Uncertainty surrounding the effects and magnitude of the COVID-19 pandemic have caused instability in the global markets and economies, affecting our business in a multitude of ways and in varying magnitudes. Although we are yet unable to estimate the ultimate impact that the COVID-19 pandemic had on our business, financial condition, and results of operations, it adversely affected:

•	Global demand for bauxite, sea sand, and river sand, negatively impacting our ability to generate cash flows from operations;
•

Our operations, including causing interruptions, reductions, or closures of our operations, due to decreased demand for our products, government regulations and/or fewer workers due to illness or public health restrictions;

•	Commercial sustainability of key vendors or transportation disruptions within our supply chain; and
•	Our access to global financial and credit markets and our ability to obtain additional credit or financing upon acceptable terms.

Further or prolonged deterioration of adverse conditions could continue to negatively impact our business, financial condition, and results of operations.

OVERVIEW

SBS, founded in August 14, 2008, is a Malaysian corporation primarily engaged in sea sand mining of properties located in Malaysia.

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

This new preferred equity carried a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred shares (the “Preferred Dividend”). The preferred shares would be redeemed by SBS at the “Redemption Price.” The Redemption Price for each share was an amount of shares of NAMI Corp., equal to the issue price of the preferred shares, plus the unpaid Preferred Dividends. SBS should have redeemed the 12% Redeemable Cumulative Preference Shares on the second anniversary of their issuing date. This, however, was impossible due to SBS being forced to halt its operations to comply with movement restriction orders issued by the government of Malaysia.

In the event of a liquidation, dissolution or winding up of SBS, the holders of 12% Redeemable Cumulative Preference Shares, were entitled to have the assets available for distribution applied first to pay them an amount equal to the issue price, plus all unpaid Preferred Dividends. The holders of 12% Redeemable Cumulative Preference Shares had no voting rights, except: (i) upon any resolution put forth when the Preferred Dividends remain in arrears and unpaid; (iv) upon any resolution that varies the rights of the preferred shares; (iii) upon any resolution for the winding up of SBS; (iii) upon any resolution to approve a capital reduction, repayment or distribution of SBS; (iv) upon any proposal to effect a scheme of arrangement; and (v) as required by law. As of June 30, 2022 dividends in arrears were paid and the outstanding balance was $0.

In August 2018, SBS commenced a capital raise of up to RM 50,000,000 (approximately USD $12.4 million) by offering shares of SBS’ 12% Redeemable Cumulative Preference Shares at a price of RM1.00 per share (the “12% Redeemable Cumulative Preference Shares Offering”). The Company received approximately $59,530 (MYR 240,000) in the first subscription of the 12% Redeemable Cumulative Preference Shares offering; and approximately $8,878 (MYR 40,000) in the second subscription of the 12% Redeemable Cumulative Preference Shares offering. The 12% Redeemable Cumulative Preference Shares offering was closed on February 28, 2019.

As of the date of this annual report, SBS has redeemed the 280,000 shares of 12% Redeemable Cumulative Preference Shares which were outstanding for a total of 46,667 shares of NAMI Corp. As of the date of this report, there are no shares of 12% Redeemable Cumulative Preference Shares outstanding.

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

Sincere Pacific holds a special permit from the government of Malaysia that allows it to hold up to 1.8 million metric tons (all tons referred to herein are metric) of bauxite stockpile for shipment at Felda Bukit Goh, Kuantan. This permit has no expiration date. Sincere Pacific and SBS intend to conclude approximately seven (7) shipments under this permit. As of June 30, 2022, the two parties have concluded five (5) shipments. The remaining two shipments have not been concluded and do not have an estimated shipment date due to the fact that the Malaysian government has yet to issue the finalized standard operating procedure rules for the export of bauxite. On March 22, 2018, Sincere Pacific obtained an additional bauxite export license for a total tonnage of 124,160.67 metric tons. The permit expired on April 30, 2018. No sales were made by Sincere Pacific under the verbal agreement in the year ended June 30, 2022. Sincere Pacific acquires or purchases bauxite from multiple sources in Malaysia for selling the ore to customers in China.

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

To date, Sincere Pacific has completed five (5) shipments of bauxite and SBS has provided Sincere Pacific with $614,226 (RM$2,504,769) of financing used towards a portion of these shipments. Of the total financing advanced by SBS, $186,744 (RM$800,000) has been repaid by Sincere Pacific as of the date of this filing. Through June 30, 2018, SBS has received revenue of $84,271 (RM$350,306) in commissions from Sincere Pacific from its bauxite trading operations. No sales were made by Sincere Pacific under the agreement in the year ended June 30, 2021 and June 30, 2022 and therefore no commissions were received by the Company during the year ended June 30, 2021 and June 30, 2022.

Sea Sand Mining

On August 30, 2017, SBS entered into an agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby JHW applied for and obtain a three (3) year mining concession from the Malaysian government to mine and dredge sea sand on the east coast of Peninsular Malaysia, effective beginning in January 2019. JHW was first granted a concession with an area of 1,113km², which was later amended and reduced to 383km². The final approved area is 20.48km² within the jurisdiction of the state of Terengganu, Malaysia (the “Area”). Pursuant to the agreement, JHW was responsible for carrying out and submitting to the relevant authorities all necessary study reports, including, but not limited to, Environmental Impact Assessment (“EIA”) reports and feasibility and hydraulic studies with respect to the Area to obtain approval for the sea sand mining and dredging license (the “Final Approval”). SBS was responsible for bearing all costs and expenses incurred with respect to such application, and for providing all the required technical assistance with obtaining the concession licenses. In exchange for covering all costs and expenses in connection with the obtainment of the Final Approval, JHW granted SBS the exclusive right to develop, carry out and operate all mining and extraction activities in the Area, and to manage all matters related to the operation and extraction of sea sand, either by itself or by a nominee. Gross profits from operations of the mining activities in the Area shall be allocated 25% to JHW and 75% to SBS pursuant to the terms of the agreement. In addition, SBS was required to prepay an advance of MYR 500,000 of future net incomes to JHW. As of June 30, 2022, SBS had paid MYR 250,000 (approximately USD $60,000) to JHW, the residual MYR 250,000, remain outstanding and will be paid once operations commence.

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

The Final Approval of the sea sand mining and dredging license was obtained on January 10, 2019. The license expired on January 9, 2022; and has since then been renewed for an additional three (3) year period, commencing in August 2, 2022 and ending in August 1, 2025. The Company, who has been focusing its commercial efforts on its sea sand mining and dredging operations, expects to export sea sand mined from the Area to China, Japan and Hong Kong.

On May 27, 2022, SBS entered into a sea sand sub-operator mining agreement with One Standard Continent SDN BHD (the “Sub-operator Agreement”). The Sub-operator Agreement was executed pursuant to a power of attorney entered into between SBS and One Standard Continent SDN BHD (“OSC”) on December 10, 2021, whereby OSC was granted the right to carry out dredging, removal, transportation, exploration and sale of natural sea sand from a sea area of 325.30 sq. km (the “Specified Area”). The Specified Area would be divided into separate areas to apply and obtain separate mining licenses (the “Concession Area”).

Under the terms of the Sub-operator Agreement, OSC will bear all costs and expenses incurred by SBS to carry out and submit all environmental impact and feasibility studies and other surveys as may be required to obtain the approval of a mining license. SBS granted OSC the exclusive right to manage, operate, develop and carry out mining activities within the Specified Area.

As consideration for the exclusive right to manage and operate mining activities in the Specified Area, OSC paid SBS a retainer fee of RM550,000 (the “Retainer Fee”). OSC may claim refunds for the Retainer Fee, through set off of the Tribute Fee (as defined below) payable by OSC to SBS for the last few shipments upon completion of the first Concession Area or upon expiration or termination of the Sub-operator Agreement. In addition to the Retainer Fee, SBS shall be entitled to receive RM11.50 for every metric cube of sea sand dredged, removed, transported, exported and sold from the Concession Area (the “Tribute Fee”).  Subsequent to this, the Company and OSC entered into a verbal agreement, in which OSC agreed to remit to the Company, upon receiving a power of attorney RM 2 million (approximately $450,000 USD) and further upon signing of a concession related agreement a further RM 3.15 million (approximately $715,000 USD).

Upon the issuance of a mining license for any given Concession Area, SBS will obtain all approvals required to guarantee OSC a legally workable operation and export. OSC shall pay SBS, in advance, the first Tribute Fee calculated on the basis of 200,000 cubic meters of sea sand sold within 21 days of the issuance of the mining license. OSC shall dredge, remove, transport, export and sale a monthly minimum of 600,000 cubic meters of sea sand from the Concession Area (the “Minimum Quantity”). OSC shall pay SBS the Tribute Fee calculated on the Minimum Quantity on the 14th day of every calendar month, commencing on the second month after the commencement of operations by OSC in the Concession Area. If the monthly sales exceed the Minimum Quantity, OSC shall pay the difference to SBS.

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

On October 3, 2018, Malaysia banned all exports of sea sand due to environmental concerns, to satisfy domestic demand, and to clamp down on illegal sand smuggling. Nowadays, sea sand can only be exported from Malaysia under a specific export Approved Permit. Our partner, JHW, holds this export Approved Permit. Under the terms of JHW’s export Approved Permit, we can export up to 19,640,000m3 of sea sand. JHW applied for and obtained the export Approved Permit on April 9, 2021. The Approved Permit expired on January 9, 2022. Subsequent to June 30, 2022, the Approved Permit was renewed for an additional three year period, commencing on August 2, 2022 and ending in August 1, 2025

___________

1 See http://www.themalaymailonline.com/money/article/indonesias-bauxite-ban-malaysias-boom#Y9AbyelSfUL4o1Uj.97.

2 See http://www.alcircle.com/news/malaysia-exported-24-million-tons-of-bauxite-to-china-in-2015-up-650-yoy-26443.

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

Markets, Sales and Distribution

JHW and SBS received the sea sand mining and dredging license on January 10, 2019. The license expired on January 9, 2022; and was renewed for an additional three-year period, commencing on August 2, 2022 and ending in August 1, 2025. The license permits JHW to export sea sand to China, Hong Kong and Japan. We plan to distribute and sell sea sand to customers in these locations.

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

___________

3 See http://www.bloomberg.com/news/articles/2017-10-30/singapore-is-finding-it-harder-to-grow-literally.

4 See http://www.straitstimes.com/asia/se-asia/vietnam-to-run-out-of-sand-in-5-years-say-experts.

5 See http://www.asiaone.com/asia/illegal-sand-mining-vietnam-reaches-epidemic-proportions.

6 See http://www.business-humanrights.org/en/indonesia-locals-resist-sand-mining-and-construction-of-artificial-islands-due-to-potential-harm-to-fish-stocks-and-environment.

7 See http://www.asiaone.com/singapore/cambodia-bans-exports-coastal-sand-mainly-singapore.

8 See http://www.rfa.org/english/news/cambodia/sand-storm-11022016160124.html.

12

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

Principal Address

The Company’s office is located at Lorong Sekilau 1, Bukit Sekilau, No 1, 1st Floor, Kuantan, Pahang 25200 and is operating at 100% capacity. Management is planning to rent a new business administration office once we commence shipment operations. Our U.S. registered office is located at 112 North Curry Street, Carson City, Nevada 89703-4934. Our telephone number is +609-5158380.

Employees

The Company has no employees, only the officers listed in this Annual Report in Part III.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company does not own any real property or facilities. SBS leases its operating offices located at Lorong Sekilau 1, Bukit Sekilau, No 1, 1st Floor, Kuantan, Pahang 25200.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Mine safety disclosures are not applicable to our Company because our operations are not subject to the Federal Mine Safety and Health Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

Our shares of common stock are not traded on a national exchange; rather, they are traded on the OTC Pink Market under the symbol “NINK.” On February 23, 2022 the most recently quoted price for one share of common stock on OTC Markets was $0.0002. The following table sets forth, for the periods indicated, the high and low trade prices for our common stock as reported on the OTC PINK Market. During the fiscal years 2022 and 2021 our common stock did not trade above $3.

On November 1, 2016, our common stock was verified for trading on OTCQB Marketplace under the trading symbol NINK. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTC Pink Market for the two quarters of 2020, for the four quarters of 2021, and for the four quarters of 2022.

	High	Low
2022 First Quarter, September 30	$1.00	$0.2629
2022 Second Quarter, December 31	$0.0131	$0.0131
2022 Third Quarter, March 31	$0.0131	$0.0002
2022 Fourth Quarter, June 30	$0.0002	$0.0002

2021 First Quarter, September 30	$1.40	$0.75
2021 Second Quarter, December 31	$0.75	$0.25
2021 Third Quarter, March 31	$1.00	$0.0131
2021 Fourth Quarter, June 30	$1.00	$0.115

2020 Third Quarter, March 31	$2.31	$1.25
2020 Fourth Quarter, June 30	$2.00	$0.90

Number of Holders

As at June 30, 2022, 1,426,927,346 shares of our common stock were outstanding and held of record by approximately 3,122 stockholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2022. We have not paid any cash dividends since inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended June 30, 2022 and 2021, which are included herein.

Our operating results for the years ended June 30, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	June 30,
	2022	2021	Change	%
Sales	$-	$-	$-	-
Cost of Goods Sold	47	-	47	-
Gross Loss	(47)	-	(47)	-
Operating expenses	722,734	581,798	140,936	24%
Other Expense	1,593,282	108,552	1,484,730	1,368%
Net loss	$(2,316,063)	$(690,350)	$(1,625,713)	235%

Other Comprehensive Income (Loss):	$272,782	$(70,938)	$343,720	(485%)

Comprehensive loss	$(2,043,281)	$(761,288)	$(1,281,993)	168%

During the years ended June 30, 2022 and 2021, the Company did not recognize any revenues, $47 and $0 in cost of goods sold, and $47 and $0 in gross loss.

Our financial statements reported a net loss of $2,316,033 for the year ended June 30, 2022 compared to a net loss of $690,350 for the year ended June 30, 2021. Our losses have increased on a year-over-year basis, primarily as a result of the near total lockdown of Malaysia as a result of the COVID 19 pandemic during the prior year and the subsequent partial restriction lifting that occurred in July 2021 allowing for the resumption of administrative activities during the current period. Additionally, during the year ended June 30, 2022, the results included other expense of $1,593,282 compared to $108,552 for the year ended June 30, 2021. Interest expense of $1,795,902 primarily related to the amortization of the debt discount, imputed interest on related party advances and interest expense on our project financing arrangements, which was significantly higher than the $249,654 for the year ended June 30, 2021. Also, during the year ended June 30, 2022, the results included operating expense of $722,734 compared to $581,798 for the year ended June 30, 2021.  As we expect in the near future to begin seeking sales contracts for dredged sea sand, we expect a continued increase in our operating expenses in the fiscal years ahead.

Operating expense increased to $722,781 for the year ended June 30, 2022 compared to $581,798 for the year ended June 30, 2021. The increase in operating expense during the year ended June 30, 2022 compared to the same period in the prior year was an increase in general and administrative expenses as a result of increased corporate activity, an increase in professional fees incurred as a result of the Company completing several filings during the period.  Costs related to our exploration activities decreased significantly as a result of receipt of reimbursement from One Standard Continent Sdh. Bhd. of approximately $290,000 in the fiscal year ended June 30, 2022.

Other expense increased to $1,895,979 for the year ended June 30, 2022, compared to $108,552 for the year ended June 30, 2021. The increase in other expense was mainly related to interest expense primarily resulting from the amortization of debt discounts on the Company’s project financing debt, increased imputed interest on non-interest bearing advances and the change in estimate for the project financing liabilities resulting in a significant increase in interest expense. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our unrelated debtors as well as our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital, and to close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital

	June 30,	June 30,	Change
	2022	2021	Amount	%
Cash	$7,487	$24,003	$(16,516)	(69%)

Current Assets	$37,750	$56,159	$(18,409)	(33%)
Current Liabilities	$6,598,095	$4,643,820	$1,954,275	42%
Working Capital Deficiency	$(6,560,345)	$(4,587,661)	$(1,972,684)	43%

 Our working capital deficit increased as of June 30, 2022, as compared to June 30, 2021, primarily due to an increase in current liabilities to fund operating losses, increased debt levels and derivative liabilities related to our project financing investment offset by funds received from the Company’s project financing debt.

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

Cash Flows

	Year Ended
	June 30,		Change
	2022	2021	Amount	%
Cash Flows used in operating activities	$(546,653)	$(577,023)	$30,370	5%
Cash Flows provided by investing activities	$-	$-	$-	-
Cash Flows provided by (used in) financing activities	$519,955	$604,154	$(84,199)	(14%)
Effects on changes in foreign exchange rate	$10,182	$(4,261)	$14,443	339%
Net (decrease) increase in cash during period	$(16,516)	$22,870	$(39,386)	(172%)

Operating Activities

Net cash used in operating activities was $546,653 for the year ended June 30, 2022 compared to $577,023 in the same period in 2021.

During the year ended June 30, 2022, cash used in operating activities consisted of a net loss of $2,316,063, depreciation of property and equipment of $5,318, imputed interest on non-interest bearing related party advances contributed as paid in capital of $251,247, noncash interest of $1,543,740, change in fair value of derivative liability of $205,000, expenses paid directly through related party advances of $156, expenses paid directly through unrelated party advances of $5,262, accounts payable and accrued liabilities of $40,026 and deferred revenue of $128,661.

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

Investing Activities

There were no investing activities for the years ended June 30, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $519,955 for the year ended June 30, 2022, compared to net cash provided by financing activities of $604,154 in the same period in 2021. Net cash provided by financing during the year ended June 30, 2022 was the result of proceeds of project financing advances of $417,183, principal repayments of project financings of $614,412, advances from related parties of $155,608, advances from an unrelated party of $640,194, repayments of related party advances of $26,664, and repayments of advances to an unrelated party of $47,993. Net cash provided by financing during the year ended June 30, 2021 was the result of project financing advances of $97,712, project financing investments of $484,760, advances from related parties of $44,447, advances from an unrelated party of $10,907, repayments of related party advances of $11,338, and repayments of advances to an unrelated party of $22,334.

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

If the Company is unsuccessful in raising funds through shareholder loans or advances, it will have to seek additional funds from third party debt financing, which would be highly difficult for a development stage company, such as the Company, to secure; or through the private placement of its common stock. Malaysia eased the Covid 19 lockdown in February 2022 and transitioned to the endemic phase in April 2022; however, the Russia-Ukraine war, which started in February of 2022, has severely disrupted shipping costs, causing cargo movements to our Chinese buyers to remain at a standstill. This has had a negative effect on the operations of the Company and on the shipment of our sea sand to China. Until the Company is able to sell sand from its mining operations, the Company will be highly dependent on shareholder loans and advances. If the Company were able to secure third party debt financing, being a development stage company with no operations to date, it would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. If these funds are required and not available through shareholder loans or advances, or through the private placement of the Company’s securities, management will evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage debt repayment terms. If these additional funds are not obtained through either of the alternatives discussed herein, the Company maybe required to cease its business operations. As a result, investors in the Company’s common stock would lose all of their investment.

On May 27, 2022, the Company entered into an operator agreement with One Standard Continent SDN BHD (“OSC”), in which OSC has been provided with the ability to carry out all dredging activities, all transportation, insurance, risk management and export in an area comprised of 21.10 sq/km. within the Company’s 325.3 sq/km new concession area. The Company will receive a retainer fee, concession related fee and tribute fee from OSC for sand sold. As part of this transaction, the Company and OSC have executed a power of attorney and exclusive sole marketing agent agreement. The power of attorney allows OSC to act as the Company’s sub-operator within the concession area; in the exclusive sole marketing agent agreement the Company appoints OSC to act as exclusive sole marketing agent to promote and negotiate the sale of sea sands and to seek funding for the Company’s sea sand projects. The Company will bear responsibility for payment of 25% to JHW and a royalty to the Ministry of Land and Natural Resources of MYR 0.70 per cubic meter dredged.  Subsequent to June 30, 2022, the mining licence was renewed increasing the available sand to dredge to 32 million cubic meters.  The licence commended August 2, 2022 and ends August 1, 2025.

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

June 30, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nami Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nami Corp. (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two years ended June 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two years ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ L J Soldinger Associates, LLC

L J Soldinger Associates, LLC (318)

Deer Park, Illinois

August 22, 2023

We have served as the Company’s auditor since 2018.

NAMI Corp.

Consolidated Balance Sheets

	June 30, 2022	June 30, 2021

ASSETS
Current Assets
Cash and cash equivalents	$7,487	$24,003
Other receivables and deposits	30,263	32,156
Total Current Assets	37,750	56,159

Property, plant and equipment, net	16,473	22,826
TOTAL ASSETS	$54,223	$78,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	202,160	141,235
Other payable and accruals	-	23,875
Deferred revenue and customer deposits	124,739	-
Due to related parties	3,570,704	3,587,392
Due to unrelated parties	1,139,770	585,957
Contingent interest liability	-	208,969
Project advances	454,734	96,392
Project financing investment notes	1,105,988	-
Total Current liabilities	6,598,095	4,643,820

Project financing investment note, net of discount	-	171,828

TOTAL LIABILITIES	6,598,095	4,815,648

Commitments and Contingencies (see Note 7)	-	-

Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; 280,000 shares issued and outstanding	68,408	68,408
Capital Stock – Authorized 5,000,000,000 shares of common stock; $0.001 par value, 1,426,927,346 shares issued and outstanding	1,426,927	1,426,927
Additional paid-in capital	840,009	600,076
Accumulated deficit	(9,213,670)	(6,893,746)
Accumulated other comprehensive income	334,454	61,672
Stockholders’ deficit	$(6,543,872)	$(4,736,663)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,223	$78,985

The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended June 30,
	2022	2021
Revenue
Sales	$-	$-
Cost of Goods Sold	47	-
Gross Loss	(47)	-

Operating Expenses
Depreciation of property and equipment	5,318	6,211
General and administrative expenses	214,170	65,651
Professional fees	216,002	48,202
Exploration expenditures	287,244	461,734
Total Operating Expenses	722,734	581,798

Loss from Operations	(722,781)	(581,798)

Other Income (Expense)
Other income	1,329	3,916
Interest expense	(1,555,970)	(35,420)
Interest expense, related parties	(239,932)	(214,234)
Change in fair value of derivative liability	201,291	137,186
Total Other Expenses	(1,593,282)	(108,552)

Loss before taxation	(2,316,063)	(690,350)
Income taxes	-	-
Net Loss	$(2,316,063)	$(690,350)

Dividend on Series A Preferred Stock	(3,861)	-
Net loss attributable to common stockholders	$(2,319,924)	$(690,350)

Other Comprehensive Loss
Foreign currency translation adjustments	272,782	(70,938)
Total Comprehensive Loss	$(2,043,281)	$(761,288)

Basic and Diluted Loss per Common Share	$-	$-
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	1,426,927,346

 The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp.

Consolidated Statements of Changes in Stockholder’s Deficit

							Accumulated
							Other
	Preferred Shares		Common Stock		Additional		Comprehensive	Total
	Number of		Number of		Paid-in	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Deficit

Balance - June 30, 2021	280,000	68,408	1,426,927,346	1,426,927	600,076	(6,893,746)	61,672	(4,736,663)
Preferred dividend	-	-	-	-	-	(3,861)	-	(3,861)
Imputed interest	-	-	-	-	239,933	-	-	239,933
Foreign currency translation adjustment	-	-	-	-	-	-	272,782	272,782
Net loss	-	-	-	-	-	(2,316,063)	-	(2,316,063)
Balance - June 30, 2022	280,000	$68,408	1,426,927,346	$1,426,927	$840,009	$(9,213,670)	$334,454	$(6,543,872)

Balance - June 30, 2020	280,000	$68,408	1,426,927,346	$1,426,927	$385,842	$(6,203,396)	$132,610	$(4,189,609)
Preferred dividend	-	-	-	-	-	-	-	-
Imputed interest	-	-	-	-	214,234	-	-	214,234
Foreign currency translation adjustment	-	-	-	-	-	-	(70,938)	(70,938)
Net loss	-	-	-	-	-	(690,350)	-	(690,350)
Balance - June 30, 2021	280,000	$68,408	1,426,927,346	$1,426,927	$600,076	$(6,893,746)	$61,672	$(4,736,663)

  The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp.

Consolidated Statements of Cash Flows

	Year Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,316,063)	$(690,350)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation of property and equipment	5,318	6,211
Imputed interest contributed as additional paid in capital	251,247	214,234
Noncash interest	1,543,740	35,420
Change in fair value of derivative liability	(205,000)	(137,186)
Expenses paid directly through a related party	156	-
Expenses paid directly through an unrelated party	5,262	16,196
Change in assets and liabilities
Other receivable and deposits	-	(594)
Accounts payable and accrued liabilities	40,026	(20,954)
Deferred revenue	128,661	-
Net cash used in operating activities	(546,653)	(577,023)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Project financing advances proceeds	417,183	97,712
Project Financing Investment proceeds	-	484,760
Preferred dividends	(3,861)	-
Repayment of project financings	(614,512)	-
Advances received from related parties	155,608	44,447
Advances received from an unrelated party	640,194	10,907
Repayments of related party advances	(26,664)	(11,338)
Repayments of advances to an unrelated party	(47,993)	(22,334)
Net cash provided by (used in) financing activities	519,955	604,154

Effects on changes in foreign exchange rate	10,182	(4,261)

Net change in cash and cash equivalents	(16,516)	22,870
Cash and cash equivalents - beginning of period	24,003	1,133
Cash and cash equivalents - end of period	$7,487	$24,003

Supplemental Cash Flow Disclosures
Cash paid for interest	$483,662	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of project advances to project financing debt	$(47,699)	$-

  The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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

During the years ended June 30, 2022 and 2021, the Company did not record any revenue and recorded cost of sales and gross profit of ($47) and $0, respectively.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2022 and 2021, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to RM 250,000 (approximately US $60,000). From time to time the Company’s account balances may exceed that limit.

Inventories

Inventories are stated at lower of cost or net realizable value, with cost being determined on the weighted average method.

No reserves are considered necessary for slow moving or obsolete inventory as no inventory was on hand at year-end. The Company continuously evaluates the adequacy of these reserves and makes adjustments to these reserves as required.

During the years ended June 30, 2022 and 2021, the Company did not produce any mined sand. Additionally, the Company did not hold any inventories as of June 30, 2022 and 2021.

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

As of June 30, 2021, on a recurring basis, the Company measured its project financing debt as a Level 3 input.

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

During the years ended June 30, 2022 and 2021, the Company recorded exploration expenditures of $287,244 and $461,734, respectively. Such expenditures have been incurred in order to provide the information necessary to the Malaysian Department of the Environment to work towards the renewal of its dredging license for three additional years and to expand the potential cubic meters available to dredge within its current license area from the current 19.1 km to 40 km. The Company’s policy is to expense these costs as incurred.  As part of the agreement with One Standard Continent SDH, Bhd. (“OSC”)(see Note 9), OSC agreed to reimburse the Company for expenditures associated with certain costs directly attributable to the Company acquiring and maintaining dredging rights in the ocean waters off the coast of Malaysia.  For the year ended June 30, 2022, OCS reimbursed the Company approximately $290,000 (RM 1,263,000) related to those costs.  The Company has accounted for those reimbursements as a direct reduction of its exploration costs.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company did not record any impairment of long-lived assets during the years ended June 30, 2022 and 2021.

Leases

FASB ASC 840 “Leases” requires lessees to record lease assets and liabilities for operating leases and disclose key information about leasing arrangements. Upon entering into an arrangement, the Company evaluates whether the arrangement provides the Company with the ability to control the use of the asset over the term of the lease. If an arrangement contains a lease, upon commencement of the arrangement, the company recognizes an operating lease right-of-use asset and a corresponding operating lease liability. The amount of the operating lease right-of-use asset is measured utilizing the present value of the future minimum lease payments over the lease term. The Company has not recognized any right-of-use assets or lease liabilities as of June 30, 2022 and 2021.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of June 30, 2022 and 2021, there were approximately 42,336 and 44,985 potentially diluted common shares outstanding from 280,000 shares of preferred stock, respectively.

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

Recently issued accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2022, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 2 – Going Concern

For the year ended June 30, 2022, the Company reported a net loss of approximately $2.3 million. In addition, as of June 30, 2022, the Company had a working capital deficit of approximately $6.5 million with cash on hand of approximately $7,500. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and, as of the date of these financial statements, the Company has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2023 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 and further in April 2021, received its export license contingent on receiving updated dredging area rights (see Note 10). The sea sand mining license expired on January 9, 2022. Subsequent to June 30, 2022, the sea sand mining and dredging license was renewed for an additional three year period, commencing on August 2, 2022 and ending in August 1, 2025. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

The Company’s plan is to continue to work with JHW, and sub operators, such as One Standard Continent SDN BHD (“OSC”) to mine and export sea sand (Note 10).

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might result from this uncertainty.

Note 3 – Plant and Equipment

	June 30,	June 30,
	2022	2021
Cost
Motor Vehicles	$14,742	$15,665
Office equipment	24,143	25,654
Computers and software	12,816	13,618
Tools and equipment	481	511
Furniture and Fixture	35,161	37,434
	87,343	92,882
Accumulated Depreciation	(70,870)	(70,056)
Plant and Equipment, Net	$16,473	$22,826

Depreciation for the years ended June 30, 2022 and 2021 was $5,318 and $6,211, respectively.

Note 4 – Other receivable and deposits

	June 30,	June 30,
	2022	2021

Sundry receivables	$23,367	$24,830
Other receivable	6,011	6,386
Deposits, including utility, security deposits	885	940
	$30,263	$32,156

Note 5 – Related party advances and expenses

Advances from related parties:

	June 30,	June 30,
	2022	2021

Advances from its Directors	$1,093,752	$1,058,947
Advances from related party	1,799,611	1,809,390
Advances from holding company	677,341	719,055
Total	$3,570,704	$3,587,392

During the year ended June 30, 2022 and 2021, the Company received advances from directors of $155,708 and $44,447, respectively and repaid advances from a director of $26,664 and $11,338, respectively.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $239,932 and $214,234 during the years ended June 30, 2022 and 2021, respectively.

Concentration of Risk

To date the Company has been reliant on funding from related parties as the Company does not have the current existing capital resources to execute its business plan.

Note 6 – Due from unrelated parties

During the years ended June 30, 2022 and 2021, the Company received advances from an unrelated party of $640,194 and $10,907, respectively and repaid advances from an unrelated party of $47,993 and $22,334, respectively. During the years ended June 30, 2022 and 2021, expenses of $5,262 and $16,196, respectively, were paid directly through the unrelated party. As of June 30, 2022 and 2021, the Company has recorded a liability due to the unrelated party of $1,139,770 and $585,957, respectively. These amounts are unsecured, non-interest bearing and due on demand.  As of the date of these financial statements were issued, no demand for repayment has been received by the Company.

Note 7 – Commitments and Contingencies

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

As of June 30, 2022, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

As of June 30, 2022 and 2021, the Company had 1,426,927,346 common shares issued and outstanding.

Preferred Shares - SBS

In August 2018, SBS designated a new class of preferred equity, designated the 12% redeemable cumulative preference shares, in its attempt to raise capital for business expansion and exploration and mining activities. SBS authorized the issuance of up to 50 million shares at the issue price of RM 1.0 per share. The new preferred equity carries a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred security. The preferred dividend will have priority to any payment of dividends on the common equity. The preferred shares automatically convert to NAMI Corp common shares two years after issuance if not converted earlier at the rate of USD $1.50 on then value translated into USD of each 12% redeemable cumulative preference share. In the event of the liquidation or winding up of SBS, the preferred shares are entitled to distributions prior to any amounts distributed to the common equity holders. The holders of the preferred shares, so long as the cumulative preferred dividend is timely paid each quarter, have no general voting rights, but have rights to vote on any matters that effect the provisions of the preference shares. In the event that SBS fails to timely make its quarterly dividend payment, the holders of the preferred equity receive the right to vote on any and all general corporate matters on a 1 for 1 basis with the number of preferred shares held. As of June 30, 2022 and, 2021, dividends in arrears totaled $19,051 (MYR 84,00) and $12,146 (MYR 50,400), respectively. The Company has determined that the COVID 19 provisions passed by the Government of Malaysia are in essence force majeure provisions, and therefore the failure to pay the dividends and convert under the agreements are not enforceable by the holders. The Company has informed the preferred shareholders of its intention to make final dividend payments and convert their shares into common shares of Nami Corp. on or about June 2022. The preferred shareholders have accepted the Company’s new proposed payment schedule.

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

During the years ended June 30, 2022 and 2021, preferred dividends of $3,861 and $nil, respectively, was distributed to the holders of the preferred shares. Subsequent to June 30, 2022, the Company redeemed 280,000 preferred shares for approximately $63,560 (MYR 280,000) and issued 46,667 of common shares.

Instruments Convertible into Common or Preferred Shares

As at June 30, 2022, SBS had 280,000 shares of preferred stock outstanding which are convertible into 42,336 common shares. Subsequent to June 30, 2022, the Company redeemed 280,000 preferred shares for approximately $63,560 (MYR 280,000) and issued 46,667 of common shares.

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

In the third and 4th fiscal quarter of 2021, the Company engaged a group of consultants and engineers to assist it with (1) providing the information necessary to renew the January 2019 drilling license and (2) provide analysis to allow the Company to extend the availability of dredgable sand within its current license area. The Company incurred $287,244 of such costs during the year ended June 30, 2022.

In May 2022, the Company and OSC entered into a Sea Sand Sub-Operator Mining Agreement.  Under this agreement, the Company has transferred all of its rights to dredge sea sand under the JHW licenses from its original contract in 2017 (see above) along with rights to any additional rights obtained in the future to OSC.  In consideration for this, OSC agreed to remit to SBS a tribute fee in the amount of RM 11.50 per cubic meter of dredged sea sand. The Company will bear responsibility for payment of 25% to JHW and a royalty to the Ministry of Land and Natural Resources of MYR 0.70 per cubic meter dredged.

Note 10 – Sea Sand Dredging Project Financing

Project advances

In December 2020, the Company accepted an offer from Royal Resources PTE Ltd. (“Royal Resources”) related to a Sea Sand Dredging Project (the “Sea Sand Dredging Project”) located at Kawasan Luar Perairan Negeri Terengganu. In accordance with the offer, an advance payment (the “Advance”) of $49,236 (MYR 200,000) was required upon signing of the acceptance letter and was received during the nine months ended March 31, 2021. Until such time as a formal agreement is reached and signed, the Company has treated the amount received as a non-interest bearing, undocumented advance, due upon demand. Upon signing an agreement with Royal Resources, the Company will receive an additional approximate $410,500 (MYR 1,800,000) from Royal Resources. As of the date of issuance of these financial statements, no formal agreement has been entered into and the additional funding has not been received.

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

On August 3, 2021, the Company reached debt agreements with two investors who had provided financing of approximately $48,476 (MYR 200,000) to the Company in April 2021. As part of the financing agreement, in the event that the Company is unsuccessful in exporting for sale sea sand dredged from its license area, the Company will be required to repay the amount of the debt in full with 2% interest per annum, calculated on a daily basis. In the event that the Company is successful in obtaining an export license and upon obtaining an environmental management plan, the Company is required to begin 18 monthly payments with a guaranteed monthly payment of approximately $0.02 (RM 0.10) per cubic meter of dredged sand sold and 200,000 cubic meters per month, which is approximate $4,800 (MYR 20,000). The Company failed to make its first minimum payment to these investors in February 2022, which the Company believes constitutes a material breach of such agreement. As a result, the Company reclassified the outstanding combined balance of $60,241 to current liabilities. Through June 30, 2022 and the date these financial statements were issued, the investors have not yet demanded re-payment.

The Company has accounted for the settlement feature that requires repayment based on a minimum of dredged sand as a derivative. The Company valued the alternate payment stream by computing the difference in discounted value of the debt instrument between the imputed rate of the payment stream to certain pricing services Junk debt in the United States (as there is no readily available widely used service in Malaysia) as of the inception dates in May 2021 and August 2021 of approximately 43% and 41%, respectively and estimating that payments would begin in February 2021 at inception and then accelerating repayment beginning in August 2021 as of June 30, 2021 for the May 2021 investment. At inception, the Company recorded derivative liabilities in the amount of $345,369 and $35,317, on May 2021 and August 2021 debt agreements, respectively, which have been recorded as a discount to the amount loaned to the Company. In June 2022, the Company determined that a change in estimate was required, that the likelihood of payment due to sales of dredged sea sand during the term of the financings has become very remote and therefore the Company reverted accounting for the notes to the required minimum payments under the respective financing agreements outstanding as of June 30, 2022, discounted at the rate for S&P rated CCC- notes at their inception.

During the year ended June 30, 2022, the Company was advanced approximately $410,000 (RM 1,805,000) by OSC on a non-interest bearing, undocumented, due on demand basis.  Subsequent to year end, on a verbal basis, the Company and OSC agreed to amend the Sea Sand Sub-Operator Mining Agreement payment terms such that additional payments were added under the agreement consisting of (1) RM 2 million are required in advance of the startup of the mining operations and upon commencement an additional RM 3.15 million fee is payable.

The following table shows the activity for the fair value of the contingent interest liability for June 30, 2022 and June 30, 2021:

Fair value at June 30, 2020	$-
Additions	345,369
Change in fair value	(137,186)
Change in foreign exchange	786
Redemption	-
Fair value at June 30, 2021	$208,969
Additions	-
Change in fair value due to change in estimate	(201,291)
Change in foreign exchange	-
Redemption	(7,678)
Fair value at June 30, 2022	$-

The following table shows the Fair Value classification of the derivative liability above as of June 30, 2021:

	Fair value measured at June 30, 2021
	Quoted price in active markets (Level 1)	Significant other inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial liabilities at fair value
Contingent interest liability	$-	$-	$208,969	$208,969
Total Financial liabilities at fair value	$-	$-	$208,969	$208,969

Note 11 – Short-term loans

(I)

On August 25, 2021, the Company entered into a short-term loan agreement, in which the Company received approximately $47,700 (MYR 200,000), with principal and interest of approximately $2,385 (MYR 10,000) due in full on September 30, 2021. During the year ended June 30, 2022, the Company paid the principal and interest balances in full and recorded interest expense of $2,385 (MYR 10,000), and as of June 30, 2022 there were no remaining liabilities associated with this short-term loan agreement.

(ii)

On August 25, 2021, the Company entered into an additional short-term loan agreement, in which the Company received approximately $42,900 (MYR 180,000), with principal and interest of approximately $858 (MYR 3,600) due in full on September 30, 2021. The Company did not repay the balance prior to the deadline, and as of June 30, 2022, the Company had defaulted on this loan, resulting in a default interest rate of 2% per month until the debt has been repaid in full. During the year ended June 30, 2022, the Company recorded interest expense of $6,808 (MYR 29,748) associated with the loan. As of June 30, 2022, the principal balance of the loan principal was fully paid and accrued interest is approximately $6,808 (MYR 29,748).

(iii)

On April 1, 2022, the Company entered into a short-term loan agreement, in which the Company received approximately $7,100 (MYR 30,000).  As of June 30, 2022, the remaining principal balance of the loan is approximately $6,804 (MYR 30,000).

Note 12 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the years ended June 30, 2022 and 2021:

Year Ended June 30, 2022	USA	Malaysia	Total
Revenue	$-	$-	$-
Cost of Goods Sold	-	(47)	(47)
Depreciation of property, plant and equipment	-	(5,318)	(5,318)
Amortization of concession acquisition costs	-	-	-
General and administrative expenses	(100,541)	(113,629)	(214,170)
Professional fees	(213,496)	(2,506)	(216,002)
Exploration expenditures	-	(287,244)	(287,244)
Other expenses	(84,200)	(1,509,082)	(1,593,282)
Net loss	$(398,237)	$(1,917,826)	$(2,316,063)

Year Ended June 30, 2021	USA	Malaysia	Total
Revenue	$-	$-	$-
Cost of Goods Sold	-	-	-
Depreciation of property, plant and equipment	-	(6,211)	(6,211)
General and administrative expenses - including related party	(25,600)	(40,051)	(65,651)
Professional fees	(48,202)	-	(48,202)
Exploration expenditures	-	(461,734)	(461,734)
Other expenses	(60,511)	(48,041)	(108,552)
Net loss	$(134,313)	$(556,037)	$(690,350)

The following table shows assets information by geographic segment at June 30, 2022 and 2021:

As of June 30, 2022	USA	Malaysia	Total
Current assets	$-	$37,750	$37,750
Property and equipment, net	-	16,473	16,473
Total assets	$-	$54,223	$54,223

As of June 30, 2021	USA	Malaysia	Total
Current assets	$-	$56,159	$56,159
Property and equipment, net	-	22,826	22,826
Total assets	$-	$78,985	$78,985

Note 13 – Risks and Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at June 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

Note 14 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since their inceptions, the Company and its wholly owned subsidiary incurred net losses and, therefore, have no tax liability, as the Company has recorded a valuation allowance fully covering all net deferred tax assets for itself and SBS for all periods presented. The cumulative net operating loss carry-forward in the US is approximately $3.9 million and approximately $4.9 million in Malaysia at June 30, 2022, respectively and will begin to expire in 2034 in Malaysia.

Net deferred tax assets were made up of the following items as of June 30:

	2022	2021
Deferred tax assets:
Impairment of related party receivables	$94,000	$102,900
Net operating loss carryforwards	1,580,600	1,007,600
Total long-term deferred tax asset	1,674,600	1,110,500
Deferred tax liabilities:
Related party liabilities	(28,900)	(28,900)
Total deferred tax liabilities	(28,900)	(28,900)
Valuation Allowance	(1,645,700)	(1,081,600)

Total Net Deferred Tax Assets	$-	$-

The difference from the reported income tax benefit to that expected from the loss from operations computed using the United States statutory federal income tax rate of 21% compared to the Malay statutory federal income tax rate of 24%:

	2022	2021

Expected income tax benefit	$(486,000)	$(145,000)
Permanent timing difference	(8,100)	(22,900)
Other	-	(14,900)
Difference in tax rates between US and Malaysia	(70,000)	(16,700)
Change in valuation allowance	564,100	199,500

Reported income tax expense (benefit)	$-	$-

Note 15 – Deferred Revenue

During the year ended June 30, 2022, the Company received approximately $124,739 (MYR 550,000) from OSC in advance of the contract entered into May 27, 2022, where the Company entered into an operator agreement with OSC, in which OSC has been provided with the ability to carry out all dredging activities, all transportation, insurance, risk management and export in an area comprised of 21.10 sq/km. within the Company’s 325.3 sq/km new concession area. As part of this transaction, the Company and OSC have executed a power of attorney and exclusive sole marketing agent agreement. The power of attorney allows OSC to act as the Company’s sub-operator within the concession area; in the exclusive sole marketing agent agreement the Company appoints OSC to act as exclusive sole marketing agent to promote and negotiate the sale of sea sands and to seek funding for the Company’s sea sand projects. The Company has recorded the amount received to date as deferred revenue as it is yet to transfer control of dredged sea sand production but expects to do so in the near term.

Note 16 – Subsequent Events

In July of 2022, the Company redeemed 280,000 preferred shares for approximately $63,560 (MYR 280,000) and issued 46,667 of common shares.

In August of 2022, the sea sand mining and dredging license has been renewed for an additional three year period, commencing on August 2, 2022 and ending in August 1, 2025.  The renewed license includes and increase to 32 million cubic meters of sand for dredging.

Subsequent to year end, the Company has received gross proceeds of approximately $280,000 (RM 1,233,300) from OSC and has disbursed approximately $43,000 (RM 190,500) in repayment of past advances to Nami Development Corp.

In September of 2022, Mr. Ong Tee Keat notified the Company of his decision to step down as Chairman of the Board of Directors of the Company, remaining as an advisor and member of the Company’s Board of Directors. Mr. Tan Sri Aziz Abdul Hj Jaafar, has been appointed by the Board of Directors as its new Chairman, effective on October 1, 2022.

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

As of June 30, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of June 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of June 30, 2022, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of June 30, 2022 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Effective on May 4, 2020, the Company decided to terminate the employment of Chan Min Wai (M.W. “Jason” Chan) as Chief Financial Officer of Operations and Loh Siew Ngee (S.N. Loh) as Chief Operation Officer of Operations. Both officers accepted their termination and received settlement payments in connection therewith.

Mr. Lew Sze How, resigned as the Company’ Chief Financial Officer in January of 2022, with Mr. Calvin Chin, assuming the position of Chief Financial Officer of the Company.

Subsequent to June 30, 2022, during the month of September 2022, Mr. Ong Tee Keat notified the Company of his decision to step down as Chairman of the Board of Directors, remaining as a founder, advisor and member of the Company’s Board of Directors. Mr. Aziz Abdul Haji Jaafar, has been appointed by the Board of Directors as its new Chairman effective on October 1, 2022.

The following table sets forth the name, age, and position of the Company’s directors and officers as of the date of this report. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.

Name	Age	Position(s)
Ong Tee Keat[1]	67	Chairman of the Board of Directors
Nik Ismail bin Nik Yusoff	76	Director
Abdul Aziz bin Haji Jaafar	67	Director
Lok Khing Ming	54	Director and Secretary
Calvin Chin	47	Chief Executive Officer and Chief Financial Officer
Chantel Chan	63	Chief Operation Officer

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

On September 8, 2022, Mr. Ong notified the Company of his desire to step down as Chairman of the Board of Directors, remaining in his position as a member of the Board of Directors. Mr. Aziz Abdul Haji Jaafar has since replaced Mr. Ong as Chairman of the Board of Directors.

Abdul Aziz bin Haji Jaafar, Director

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

Mr. Abdul Aziz bin Haji Jaafar was appointed as a member of the Company’s Board of Directors on June 22, 2017. Following the resignation of Mr. Ong as the Chairman of the Board of Directors, Mr. Abdul Aziz bin Haji Jaafar was appointed by the board to act as its new Chairman, effective on October 1, 2022.

Nik Ismail bin Nik Yusoff, Director

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

Lok Khing Ming, Director and Secretary

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

Calvin Chin was appointed as the Chief Executive Officer of NAMI Corp. on July 4, 2018. Mr. Calvin Chin assumed the position of Chief Financial Officer of the Company during the month of January of 2022, upon the resignation of Mr. Lew Sze How.

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

Prior to the second quarter of 2019, the Company and NDC were determined to be related parties by virtue of their relationships with Mr. Lew Sze How and Mr. M.W. “Jason” Chan. Messrs. Lew and Chan were directors and shareholders of NDC while serving as officers of the Company. However, on May 30, 2019, Messrs. Lew and Chan resigned as directors of NDC; and on June 14, 2019, they ceased to be shareholders of NDC. Mr. Lew resigned from his position as the Company’s Chief Financial Officer of Compliance in January of 2022, and Mr. Chan was terminated on May 4, 2020. Accordingly, the Company and NDC are no longer related parties.

Family Relationships

There are no family relationships among the directors and executive officers of the Company.

Code of Ethics

We have adopted a Code of Ethics and Insider Trading Policy for our principal executive and financial officers.

Board of Directors

Currently our Board of Directors consists of four members. Our bylaws permit our Board to establish by resolution the authorized number of directors, and five directors are currently authorized.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us by our officers and directors, we believe that the Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner during the fiscal year ended June 30, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth in U.S. dollars information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers for services rendered in all capacities for the fiscal years ended June 30, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nami Corp.
Calvin Chin	2022	$—	$—	—	—	—	—	$18,502	$18,502
Chief Executive Officer	2021	$—	$—	—	—	—	—	$—	$—

Chantel Chan	2022	$—	$—	—	—	—	—	$23,167	$23,167
Chief Operating Officer of Compliance	2021	$—	$—	—	—	—	—	$—	$—

Lew Sze How(1)	2022	$—	$—	—	—	—	—	$3,980	$3,980
Chief Financial Officer of Compliance	2021	$—	$—	—	—	—	—	$—	$—

Lok Khing Ming	2022	$—	$—	—	—	—	—	$-	$—
Executive Director and Secretary	2021	$—	$—	—	—	—	—	$—	$—

SBS
Lok Khing Ming (2)	2022	$—	$—	—	—	—	—	$—	$—
	2021	$—	$—	—	—	—	—	$—	$—

Liew Chin Loong (3)	2022	$—	$—	—	—	—	—	$57,224	$57,224
	2021	$—	$—	—	—	—	—	$—	$—

____________

(1)	Mr. Lew Sze How resigned from his position as Chief Financial Officer of Compliance in January of 2022.
(2)	Mr. Lok Khing Ming was appointed director and officer of SBS on September 27, 2013. Compensation above includes all compensation received by Mr. Lok in the respective fiscal periods.
(3)	Mr. Liew Chin Loong was appointed director and officer of SBS on August 14, 2008. Compensation above includes all compensation received by Mr. Liew in the respective fiscal periods.

Employment Agreements

The Company does not have any employment agreements with any of its directors or executive officers.

Grants of Plan-Based Awards

During the fiscal years ended 2022 and 2021, there were no grants of plan-based awards to our named executive officers.

Option Exercises and Stock Vested

During the fiscal years ended June 30, 2022 and 2021, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including options, restricted stock or other equity incentives during the fiscal year ended June 30, 2022 and 2021. There are currently no outstanding awards as of the date of this report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of June 30, 2022, by (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) each executive officer and director of the Company, and (iii) all of the Company’s executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Named Directors and Executive Officers
Ong Tee Keat (3)	494,556,980	34.659%
Nik Ismail bin Nik Yusoff	1,504,167	0.105%
Abdul Aziz bin Haji Jaafar	1,500,000	0.105%
Lok Khing Ming (5)	44,693,461	3.132%
Calvin Chin	6,000,000	0.420%
Chantel Chan	5,237,224	0.367%

All Directors and Executive Officers as a Group	553,491,832	38.778%

5% Shareholders
Ong Tee Keat (3)	494,556,980	34.659%
My Premier Trustee (Malaysia) Berhad	112,909,375	7.913%
LYF & Son Realty Sdn. Bhd. (6)	282,038,998	19.765%

All 5% Shareholders as a Group	889,505,353	62.337%

__________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2022. As of June 30, 2022, there were 1,426,927,346 shares of our Company’s Common Stock issued and outstanding.

(2)	Based on 1,426,927,346 shares of Common Stock issued and outstanding as of June 30, 2022.

(3)

Effective December 13, 2016, Mr. Ong was appointed Chairman of the Board and Chief Executive Officer of the Company. As of August 28, 2018, included in his 617,562,784 shares were 33,500,000 shares in his name personally, and in three separate trusts held by professional fiduciaries for the sole benefit of Mr. Ong: (1) 80,641,369 shares held by Fidserv Limited (“Fidserv”); (2) 164,427,652 shares held by Global Asset Trustee (Malaysia) Berhad (“GATB”); and (3) 338,993,763 shares held by Global Fiduciary Services Limited Central (“GFS”) (collectively, the “Ong Trusts”). Among the Ong Trusts, Fidserv owned a total of 82,687,500 shares of which 2,046,131 shares were held for 8 subscribers (“Subscribers”) who purchased certificates of trust (the “Certificates of Trust”) from Mr. Ong through a series of arm’s length transactions. On October 29, 2018, Fidserv transferred 80,641,369 shares of the Company’s common stock to Mr. Ong directly; and on April 26, 2019, Fidserv transferred 2,046,131 shares of the Company’s common stock held by the trust to the 8 Subscribers directly. As of June 30, 2022 and June 30, 2021, Fidserv owned no shares of the Company’s common stock. GATB owned a total of 192,937,500 shares of which 28,509,848 shares were held by 1029 Subscribers who purchased Certificates of Trust from the trust. On August 29, 2018, GATB transferred 164,364,652 shares of the Company’s common stock to Mr. Ong directly. On October 19, 2018, GATB transferred 63,000 shares of the Company’s common stock held by GATB for sole benefit of Mr. Ong to third parties. Upon completion of such transfers, GATB held 28,509,848 shares of the Company’s common stock in trust for the benefit of 1029 Subscribers who acquired the shares from Mr. Ong at arm’s length. On December 20, 2019, GATB transferred 19,929,255 shares of the Company’s common stock to 866 Subscribers. As of June 30, 2022, GATB is still in the process of transferring 8,158,178 shares of the Company’s common stock for the benefit of 163 Subscribers. GFS owned a total of 391,750,000 shares of the Company’s common stock, of which 52,756,237 shares are held by 1,008 Subscribers who purchased Certificates of Trust from Mr. Ong. On October 19, 2018, GFS transferred 338,993,763 shares of the Company’s common stock held by GFS to Mr. Ong directly. Upon completion of such transfer, GFS held 52,756,237 shares of the Company’s common stock held in trust for the benefit of 1,008 Subscribers. On June 17, 2019, GFS transferred 52,756,237 shares of the Company’s common stock held by the trust to the 1,008 Subscribers directly. As of June 30, 2022 and June 30, 2021 GFS owned no shares of NAMI common stock. The Subscribers will become the beneficial owners once they surrender their Certificates of Trust to their respective Ong Trust in exchange for their pro rata shares held on their behalf. None of the Subscribers is a U.S. person or owns more than 5% of the outstanding common stock of the Company. The following table illustrates the ownership of the Ong Trusts:

As of 30 June 2022:

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

30

(5)

Lok Khing Ming (“Mr. Lok”), was appointed sole director of GMCI Corp effective December 12, 2014 and then appointed Chairman of GMCI Corp on October 5, 2016. Mr. Lok was appointed as executive director and secretary of NAMI Corp. on July 4, 2018. Included in the 73,144,745 shares owned by Mr. Lok are 18,534,726 shares held by My Premier Trustee (Malaysia) Berhad (the “MPT”), 19,706,516 shares held by Leamington Corporation Limited (“Leamington), 9,121,468 shares held by Legacy Fiduciary Services Limited (“Legacy”), and 25,782,035 shares held by EAS Alpha (PTC) Limited (“EAS”) for the sole benefit of Mr. Lok (collectively, the “Lok Trusts”). Among the Lok Trusts, MPT owned a total of 182,159,951 shares, of which 163,625,225 shares are held by 2,297 subscribers (“Subscribers”) who purchased certificates of trust (“Certificates of Trust”) from Mr. Lok. On February 26, 2019, MPT transferred 18,534,726 shares of the Company’s common stock directly to Mr. Lok. Upon completion of such transfer, MPT held 163,625,225 shares of the Company’s common stock held in trust for the benefit of 2,297 subscribers. As of June 30, 2022, MPT has transferred 50,715,850 shares of the Company’s common stock to 701 Subscribers; and is still in the process of transferring the remaining 112,909,375 shares of the Company’s common stock to the remaining 1,596 Subscribers. Leamington owned a total of 20,000,000 shares, of which 293,484 shares were held by 28 Subscribers who purchased a Certificates of Trust from Mr. Lok. On 6 December 6, 2018, Leamington transferred 19,706,516 shares of the Company’s common stock directly to Mr. Lok. Upon completion of such transfer, Leamington held 293,484 shares of the Company’s common stock in trust for the benefit of 28 Subscribers. On May 22, 2019, Leamington transferred 293,484 shares of the Company’s common stock to the 28 Subscribers. As of June 30, 2022, Leamington does not hold shares of the Company’s common stock. Legacy owned a total of 60,000,000 shares, of which 878,532 shares are held by 23 Subscribers who purchased a Certificate of Trust from Mr. Lok in a series of arm’s-length transactions. Legacy is in the process of transferring 9,121,468 shares of the Company’s common stock directly to Mr. Lok. When this transfer becomes effective 878,532 shares of Company’s common stock will remain in trust held by Legacy for the benefit of 23 Subscribers. As of June 30, 2022, Legacy held 9,121,468 shares of the Company’s common stock in trust for the benefit of Mr. Lok; and 878,532 shares of the Company’s common stock for the benefit of 23 Subscribers. EAS owned a total of 40,000,000 shares, of which 14,217,965 shares are held by 205 Subscribers who purchased a Certificate of Trust from Mr. Lok. On October 26, 2018, EAS transferred 25,782,035 shares of the Company’s common stock directly to Mr. Lok, and on 4 December, 2019, EAS transferred 14,217,965 shares of the Company’s common stock to 205 subscribers. As of June 30, 2022, EAS did not hold shares of the Company’s common stock. The Subscribers will become the beneficial owners once they surrender their Certificates of Trust to their respective Lok Trust in exchange for their pro rata shares held on their behalf. None of the Subscribers is a U.S. person or owns more than 5% of the outstanding common stock of the Company. The following table illustrates the ownership of the Lok Trusts:

As of 30 June 2022

Owner	MPT	Leamington	Legacy	EAS
Total Number of Shares held in Trust	112,909,375	0	60,000,000	0
Total Number of Shares held in trust for Mr. Lok	0	0	9,121,468	0
Total Number of Shares held in trust for Subscribers	112,909,375	0	878,532	0
Total Number of Subscribers in each Trust	1596	0	23	0

As of 30 June 2021

Owner	MPT	Leamington	Legacy	EAS
Total Number of Shares held in Trust	-112,909,375	0	60,000,000	0
Total Number of Shares held in trust for Mr. Lok	0	0	9,121,468	0
Total Number of Shares held in trust for Subscribers	112,909,375	0	878,532	0
Total Number of Subscribers in each Trust	1596	0	23	0

(6)

LYF & Son Realty Sdn. Bhd (“LYFS”) owns 332,038,988 shares of the Company’s common stock. Of the 332,038,988 shares owned by LYFS, Dato Chin Wai Leong owns 51% of the shares of LYFS while Madam Liew Yoke Foong owns the remaining 49%. Both Dato Chin Wai Leong and Madam Liew Yoke Foong have voting and disposition control over the shares held by LYFS. Included in LYFS’ 332,038,998 shares are 282,038,998 shares held in its name and 50,000,000 shares held by Legacy Fiduciary Services Limited for the sole benefit of LYFS.

As of the date of this report, Legacy has not effected the transfer of the 50,000,000 shares of the Company’s common stock to LYFS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Advances from Related Parties / Related Parties Transactions

Advances from related parties:

	June 30,	June 30,
	2022	2021

Advances from SBS Directors	$1,117,177	$1,058,947
Advances from related party	1,217,068	1,809,390
Advances from holding company	1,236,459	719,055
Total	$3,570,704	$3,587,392

During the years ended June 30, 2022 and 2021, the Company received advances from directors of $155,608 and $44,447, respectively and repaid advances from a director of $26,664 and $11,338, respectively.

During the years ended June 30, 2022 and 2021, the Company received advances from a related party of $nil and $nil, respectively.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $216,245 and $214,234 during the years ended June 30, 2022 and 2021, respectively.

Subsequent to June 30, 2022, the Company received advances from the holding company of $131,577 and repaid $15,734.

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

Two out of our four directors, Messrs. Nik Ismail bin Nik Yusoff and Abdul Aziz bin Haji Jaafar, are considered independent as defined by the rules of the Nasdaq Stock Market. As of June 30, 2022, our Company was in the process of forming our audit committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended June and for the fiscal year ended June 30, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2021 $	June 30, 2022 $
Audit Fees	52,500	90,290
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	52,500	90,290

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

PART IV

ITEM 15. EXHIBITS.

The following exhibits are furnished with this report:

Exhibit No.	Exhibit Description

2.1	Articles of Merger dated November 4, 2016 by and among the Company and its wholly-owned subsidiary, NAMI Corp., as filed with the SEC on December 16, 2016.
2.2	Binding Letter of Intent dated December 11, 2017 by and among the Company and GMCI, as filed with the SEC on December 15, 2017.
2.3	Termination of Letter of Intent dated July 4, 2018 by and among the Company and GMCI, as filed with the SEC on July 6, 2018.
2.4	Share Exchange Agreement dated July 4, 2018 by and among the Company and GMCI, as filed with the SEC on July 6, 2018.
3.1	Articles of Incorporation, as filed with the SEC on March 1, 2013.
3.2	Bylaws, as filed with the SEC on March 1, 2013.
3.3	Amendment to the Company’s Articles of Incorporation, as filed with the SEC on December 16, 2016.
4.1	Subscription Agreement dated August 1, 2018 between SBS and Ku We Ha*
4.2	Subscription Agreement dated August 1, 2018 between SBS and Wong Seow Yong*
10.1	Agreement dated August 30, 2017 between SBS and JHW, as filed with the SEC on July 13, 2018.
10.2	Agreement dated July 1, 2019 between the Company and NDC, as filed with the SEC on September 25, 2019.
10.3	License grant dated January 10, 2019 from Malaysia to JHW*
10.4	Extension of the sea sand mining and dredging license granted January 10, 2019 from Malaysia to JHW, from August 2, 2022 to August 1, 2025.*
10.5	Sea Sand Sub Operator Mining Agreement, dated May 27, 2022, between SBS and One Standard Continent SDN BHD. *
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification by Chief Executive Officer*
32.2	Section 1350 Certification by Chief Financial Officer*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAMI CORP., a Nevada corporation

DATED: August 22, 2023	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officer

DATED: August 22, 2023	By:	/s/ Calvin Chin
Calvin Chin
Chief Financial Officer – Compliance

