Form 10-Q
period 2022-09-30
NAMI Corp.
filed 2024-08-29
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the Registrant’s Common Stock as of August 29, 2024 was 1,426,927,346 shares, $0.001 par value.

NAMI Corp.

FORM 10-Q

Quarterly Period Ended September 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAMI Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	Sept 30,	June 30,
	2022	2022*

ASSETS
Current Assets
Cash and cash equivalents	$15,263	$7,487
Other receivables and deposits	28,816	30,263
Total Current Assets	44,079	37,750

Property and equipment, net	14,672	16,473
TOTAL ASSETS	$58,751	$54,223

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$137,441	$202,160
Accrued interest	9,145	-
Deferred revenue	118,777	124,739
Other payables and accruals	54,886	-
Amount due to related parties	3,551,313	3,570,704
Amount due to unrelated party	1,093,201	1,139,770
Project advances	518,928	454,734
Project financing investment note, net of discount	1,240,286	1,105,988
Total Current Liabilities	6,723,977	6,598,095

TOTAL LIABILITIES	6,723,977	6,598,095

STOCKHOLDERS’ DEFICIT
Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; September 30, 2022 0 shares and June 30, 2022 280,000 shares issued and outstanding, respectively	-	68,408
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value, 1,426,927,346 shares issued and outstanding	1,426,927	1,426,927
Additional paid-in capital	893,063	840,009
Accumulated deficit	(9,557,660)	(9,213,670)
Accumulated other comprehensive income	572,444	334,454
Total Stockholders' Deficit	(6,665,226)	(6,543,872)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,751	$54,223

* Derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	Sept 30,
	2022	2021
Revenue
Sales	$-	$-
Cost of Goods Sold	-	24
Gross Loss	-	(24)

Operating Expenses
Depreciation of property and equipment	1,095	1,527
General and administrative expenses	65,020	32,320
Professional Fees	30,503	67,228
Total Operating Expenses	96,618	101,075

Loss from Operations	(96,618)	(101,099)

Other Income (Expense)
Other income	56	1,273
Interest expense	(194,373)	(442,204)
Interest expense, related parties	(53,055)	(53,542)
Change in fair value of derivative liability	-	(170,271)
Total Other Expenses	(247,372)	(664,744)

Loss before taxation	(343,990)	(765,843)
Income taxes	-	-
Net Loss	$(343,990)	$(765,843)

Other Comprehensive Income
Foreign currency translation adjustments	237,990	20,020
Total Comprehensive Loss	$(106,000)	$(745,823)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	1,426,927,346

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Changes in Stockholder’s Deficit

(Unaudited)

							Accumulated
	Preferred Shares		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance - June 30, 2022	280,000	$68,408	1,426,927,346	$1,426,927	$840,009	$(9,213,670)	$334,454	$(6,543,872)
Conversion of preferred shares by related party	(280,000)	(68,408)	-	-	-	-	-	(68,408)
Preferred dividend	-	-	-	-	-	-	-	-
Imputed interest	-	-	-	-	53,054	-	-	53,054
Foreign currency translation adjustment	-	-	-	-	-	-	237,990	237,990
Net loss	-	-	-	-	-	(343,990)	-	(343,990)

Balance - September 30, 2022	-	$-	1,426,927,346	$1,426,927	$893,063	$(9,557,660)	$572,444	$(6,665,226)

							Accumulated
	Preferred Shares		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance - June 30, 2021	280,000	$68,408	1,426,927,346	$1,426,927	600,076	(6,893,746)	$61,672	$(4,736,663)
Preferred dividend	-	-	-	-	-	-	-	-
Imputed interest	-	-	-	-	53,542	-	-	53,542
Foreign currency translation adjustment	-	-	-	-	-	-	20,020	20,020
Net loss	-	-	-	-	-	(765,843)	-	(765,843)

Balance - September 30, 2021	280,000	$68,408	1,426,927,346	$1,426,927	$653,618	$(7,659,589)	$81,692	$(5,428,944)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	Sept 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(343,990)	$(765,843)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation of property and equipment	1,095	1,527
Imputed interest contributed as additional paid in capital	53,055	53,544
Amortization of debt discount	187,165	248,165
Change in fair value of derivative liability	-	170,271
Expenses paid directly through an unrelated party	-	716
Accrued interest	804	-
Change in assets and liabilities
Other receivable and deposits	-	-
Accounts payable and accrued liabilities	17,632	(18,030)
Other payables and accruals	(14,507)	393
Interest paid	-	858
Net cash used in operating activities	(98,746)	(308,399)

CASH FLOWS FROM FINANCING ACTIVITIES
Project financing advances proceeds	88,871	-
Proceeds from short-term loan	-	90,628
Repayment of short-term loan	-	(47,699)
Advances received from related parties	39,716	27,355
Advances received from an unrelated party	670	230,273
Repayments of related party advances	(5,735)	-
Repayments of advances to an unrelated party	(11,823)	(12,037)
Net cash provided by (used in) financing activities	111,699	288,520

Effects on changes in foreign exchange rate	(5,177)	96

Net change in cash and cash equivalents	7,776	(19,783)
Cash and cash equivalents - beginning of period	7,487	24,003
Cash and cash equivalents - end of period	$15,263	$4,220

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$193,180
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of project advances to project financing debt	$-	$(47,699)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

SBS Mining Corp. Malaysia Sdn. Bhd., is a Malaysian corporation whose primary business is mining, exploration and trading of certain mineral ores and properties located in Malaysia. Essentially all of the Company’s property, plant and equipment assets are held in Malaysia. The functional currency of the Company is the Malaysian Ringgit (MYR or RM).

Fiscal Year

The Company’s fiscal year end is June 30.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and are presented in U.S. dollars.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed on August 22, 2023, for the year ended June 30, 2022. The results of operations for the periods ended September 30, 2022 are not necessarily indicative of the operating results for the full year. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, all such adjustments were of a normal and recurring nature.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company has significant estimates in regards to the inputs used for valuation of the derivative associated with the contingent interest of its Sea Sand Dredging Project Financing (see Note 10). Actual results when ultimately realized could differ from these estimates.

Revenue Recognition

The Company recognizes revenue from the sale of mined sand from the Sea Sand Mining Project (see Note 9) in accordance with ASC 606 “Revenue Recognition” following the five steps procedure:

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

During the Three Months ended September 30, 2022 and 2021, the Company did not record any revenue and recorded cost of sales and gross loss of $0 and $24, respectively.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2022 and June 30, 2022, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to RM 250,000 (approximately US $60,000). From time to time the Company’s account balances may exceed that limit.

Inventories

Inventories are stated at lower of cost or net realizable value, with cost being determined on the weighted average method.

No reserves are considered necessary for slow moving or obsolete inventory as inventory on hand at quarter-end as there was no inventory on hand as of the quarter end. The Company continuously evaluates the adequacy of these reserves and makes adjustments to these reserves as required.

During the three months ended September 30, 2022 and 2021, the Company did not produce any mined sand. Additionally, the Company did not hold any inventories as of September 30, 2022 and June 30, 2022.

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

Level 3 –	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Foreign Currencies

Functional and Presentation Currency - Items included in the financial statements of the Company are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The financial statements are presented in US Dollars, which is the Company’s presentation currency. The Company’s functional currency is the Malaysian Ringgit.

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

Mineral Properties

The Company is engaged in the business of the acquiring, exploring, developing, mining, and producing mineral properties and/or resources, with a current emphasis on sea sand mining (see Note 9) and previous emphasis on iron ore, bauxite and tin. Mineral claims and other property acquisition costs are capitalized as incurred. Such costs are carried as an asset of the Company and JHW until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development costs, are capitalized. The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves. If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

Exploration Expenditures

Exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects and prospecting activities are charged to expense as incurred.

During the three months ended September 30, 2022 and 2021, the Company recorded exploration expenditures of $0. Such expenditures have been incurred in order to provide the information necessary to the Malaysian Department of the Environment for the renewal of its dredging license for three additional years and to expand the potential cubic meters available to dredge within its current license area from the current 19.1 km to 40 km. The Company’s policy is to expense these costs as incurred. As part of the agreement with One Standard Continent SDH, Bhd. (“OSC”) (see Note 9), OSC agreed to reimburse the Company for expenditures associated with certain costs directly attributable to the Company acquiring and maintaining dredging rights in the ocean waters off the coast of Malaysia. For the three months ended September 30, 2022, OCS reimbursed the Company $0 related to those costs. The Company accounts for those reimbursements as a direct reduction of its exploration costs.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company did not record any impairment of long-lived assets during the three months ended September 30, 2022 and 2021.

Leases

FASB ASC 842 “Leases” requires lessees to record lease assets and liabilities for operating leases and disclose key information about leasing arrangements. Upon entering into an arrangement, the Company evaluates whether the arrangement provides the Company with the ability to control the use of the asset over the term of the lease. If an arrangement contains a lease, upon commencement of the arrangement, the company recognizes an operating lease right-of-use asset and a corresponding operating lease liability. The amount of the operating lease right-of-use asset is measured utilizing the present value of the future minimum lease payments over the lease term. The Company has not recognized any right-of-use assets or lease liabilities as of September 30, 2022 and June 30, 2022.

Segment Reporting

FASB ASC 820 “Segments Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. Our proposed future business segments are expected to span more than one geographical area. Specifically, the Company intends to generate revenue through mineral trading and exploration activities (see Note 12).

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

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of September 30, 2022 there were 0 potentially diluted common shares outstanding. As of June at 30, 2022, there were approximately 42,336 potentially diluted common shares outstanding from 280,000 shares of preferred stock.

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

Recently issued accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2022, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 2 – Going Concern

For the three months ended September 30, 2022, the Company reported a net loss of approximately $344 thousand. In addition, as of September 30, 2022, the Company had a working capital deficit of approximately $6.7 million with cash on hand of approximately $15,000. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2023 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 and further in April 2021, received its export license contingent on receiving updated dredging area rights (see Note 9). The sea sand mining license expired in January 9, 2022 and was renewed for an additional three year period, commencing on August 2, 2022 and ending in August 1, 2025. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

The Company’s plan is to continue to work with JHW, and sub operators, such as One Standard Continent SDN BHD to mine and export sea sand (Note 9).

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might result from this uncertainty.

Note 3 – Plant and Equipment

	Sept 30,	June 30,
	2022	2022
Cost
Motor Vehicles	$14,037	$14,742
Office equipment	9,057	24,143
Computers and software	11,752	12,816
Tools and equipment	458	481
Furniture and Fixture	33,481	35,161
	68,785	87,343
Accumulated Depreciation	(54,113)	(70,870)
Plant and Equipment, Net	$14,672	$16,473

Depreciation for the three months ended September 30, 2022 and 2021 was $1,095 and $1,527, respectively.

Note 4 – Other receivable and deposits

	Sept 30,	June 30,
	2022	2022

Sundry receivables	$22,251	$23,367
Other receivable	5,723	6,011
Deposits, including utility, security deposits	842	885
	$28,816	$30,263

Note 5 – Related party advances and expenses

Advances from related parties:

	Sept 30,	June 30,
	2022	2022

Advances from its Directors	$1,159,398	$1,093,752
Advances from related party	1,747,545	1,799,611
Advances from holding company	644,370	677,341
Total	$3,551,313	$3,570,704

During the three months ended September 30, 2022 and 2021, the Company received advances from directors of $39,716 and $27,355, respectively and repaid advances from a director of $5,735 and $0, respectively.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $53,055 and $53,542 during the three months ended September 30, 2022 and 2021, respectively.

Concentration of Risk

To date the Company has been reliant on funding from related parties as the Company does not have the current existing capital resources to execute its business plan.

Note 6 – Due to unrelated parties

During the three months ended September 30, 2022 and 2021, the Company received advances from an unrelated party of $670 and $230,273, respectively and repaid advances from an unrelated party of $11,823 and $12,037, respectively. As of September 30, 2022 and June 30, 2022, the Company has recorded a liability due to the unrelated party of $1,093,201 and $1,139,770, respectively. These amounts are unsecured, non-interest bearing and due on demand.

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

As of September 30, 2022, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

As of September 30, 2022 and June 30, 2022, the Company had 1,426,927,346 common shares issued and outstanding.

Preferred Shares - SBS

In August 2018, SBS designated a new class of preferred equity, designated the 12% redeemable cumulative preference shares, in its attempt to raise capital for business expansion and exploration and mining activities. SBS authorized the issuance of up to 50 million shares at the issue price of RM 1.0 per share. The new preferred equity carries a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred security. The preferred dividend will have priority to any payment of dividends on the common equity. The preferred shares automatically convert to NAMI Corp common shares two years after issuance if not converted earlier at the rate of USD $1.50 on then value translated into USD of each 12% redeemable cumulative preference share. In the event of the liquidation or winding up of SBS, the preferred shares are entitled to distributions prior to any amounts distributed to the common equity holders. The holders of the preferred shares, so long as the cumulative preferred dividend is timely paid each quarter, have no general voting rights, but have rights to vote on any matters that effect the provisions of the preference shares. In the event that SBS fails to timely make its quarterly dividend payment, the holders of the preferred equity receive the right to vote on any and all general corporate matters on a 1 for 1 basis with the number of preferred shares held. As of June 30, 2022 and, 2021, dividends in arrears totalled $19,051 (MYR 84,00) and $12,146 (MYR 50,400), respectively. The Company has determined that the COVID 19 provisions passed by the Government of Malaysia are in essence force majeure provisions, and therefore the failure to pay the dividends and convert under the agreements are not enforceable by the holders. The Company informed the preferred shareholders of its intention to make final dividend payments and convert their shares into common shares of Nami Corp.

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

Instruments Convertible into Common or Preferred Shares

As at September 30, 2022, SBS had 0 shares of preferred stock outstanding. As at June 30, 2022, SBS had 280,000 shares of preferred stock outstanding that were convertible into 42,336 common shares. During the three months ended September 30, 2022, a director of the Company redeemed the 280,000 preferred shares for approximately $63,560 (MYR 280,000) and paid 46,667 of common shares on behalf of the Company. The redemption has been included in amounts owed to related parties.

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

In August 2022, the sea sand mining and dredging license was renewed for an additional three year period, commencing on August 2, 2022 and ending in August 1, 2025.

The Company incurred $0 of such costs during the three months ended September 30, 2022 and 2021.

Subsequent to September 30, 2022, the Company received a second sea sand mining and dredging licence No. 0146 for 3 years expiring October 19, 2026 including 21.1 square kilometers and approved for 31.65 million cubic meters of sand volume (see Note 14).

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

During the year ended June 30, 2022, the Company was advanced approximately $410,000 (RM 1,805,000) by OSC on a non-interest bearing, undocumented, due on demand basis. During the period ended September 30, 2022, on a verbal basis, the Company and OSC agreed to amend the Sea Sand Sub-Operator Mining Agreement payment terms such that additional payments were added under the agreement consisting of (1) RM 2 million are required in advance of the startup of the mining operations and upon commencement an additional RM 3.15 million fee is payable. As of September 30, 2022 the RM 2 million has been received (approximately $432,000) and is included in project advances. In addition, the company has received approximately $86,000 (RM 397,900) in advances during the period ended September 30, 2022.

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

The following table shows the activity for the fair value of the contingent interest liability for June 30, 2022:

Fair value at June 30, 2021	$208,969
Additions	-
Change in fair value due to change in estimate	(201,291)
Change in foreign exchange	-
Redemption	(7,678)
Fair value at June 30, 2022	$-

Note 11 – Short-term loans

(I)

On August 25, 2021, the Company entered into an additional short-term loan agreement, in which the Company received approximately $42,900 (MYR 180,000), with principal and interest of approximately $858 (MYR 3,600) due in full on September 30, 2021. The Company did not repay the balance prior to the deadline, and as of June 30, 2022, the Company had defaulted on this loan, resulting in a default interest rate of 2% per month until the debt has been repaid in full. During the year ended June 30, 2022, the Company recorded interest expense of $6,808 (MYR 29,748) associated with the loan. As of June 30, 2022, the principal balance of the loan principal was fully paid. As of September 30, 2022 unpaid accrued interest is approximately $6,424 (MYR 29,748).

(II)

On April 1, 2022, the Company entered into a short-term loan agreement, in which the Company received approximately $7,100 (MYR 30,000). As of September 30, 2022, the remaining principal balance of the loan is approximately $6,479 (MYR 30,000). As of September 30, 2022 accrued interest is approximately $2,721 (MYR 12,600).

Note 12 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the three months ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022	USA	Malaysia	Total
Revenue	$-	$-	$-
Cost of Goods Sold	-	-	-
Depreciation of property, plant and equipment	-	(1,095)	(1,095)
General and administrative expenses	1,834	(66,854)	(65,020)
Professional fees	(27,959)	(2,544)	(30,503)
Other expenses	(15,128)	(232,244)	(247,372)
Net loss	$(41,253)	$(302,737)	$(343,990)

Three Months Ended September 30, 2021	USA	Malaysia	Total
Revenue	$-	$-	$-
Cost of Goods Sold	-	(24)	(24)
Depreciation of property, plant and equipment	-	(1,527)	(1,527)
General and administrative expenses - including related party	(20,867)	(11,453)	(32,320)
Professional fees	(66,870)	(358)	(67,228)
Other expenses	(15,129)	(649,615)	(664,744)
Net loss	$(102,866)	$(662,977)	$(765,843)

The following table shows assets information by geographic segment at September 30, 2022 and June 30, 2022:

As of September 30, 2022	USA	Malaysia	Total
Current assets	$-	$44,079	$44,079
Property and equipment, net	-	14,672	14,672
Total assets	$-	$58,751	$58,751

As of June 30, 2022	USA	Malaysia	Total
Current assets	$-	$37,750	$37,750
Property and equipment, net	-	16,473	16,473
Total assets	$-	$54,223	$54,223

Note 13 – Deferred Revenue

During the year ended June 30, 2022, the Company received approximately $124,739 (MYR 550,000) from OSC in advance of the contract entered into May 27, 2022, where the Company entered into an operator agreement with OSC, in which OSC has been provided with the ability to carry out all dredging activities, all transportation, insurance, risk management and export in an area comprised of 21.10 sq/km. within the Company’s 325.3 sq/km new concession area. As part of this transaction, the Company and OSC have executed a power of attorney and exclusive sole marketing agent agreement. The power of attorney allows OSC to act as the Company’s sub-operator within the concession area; in the exclusive sole marketing agent agreement the Company appoints OSC to act as exclusive sole marketing agent to promote and negotiate the sale of sea sands and to seek funding for the Company’s sea sand projects. The Company has recorded the amount received as deferred revenue as it is yet to transfer control of dredged sea sand production but expects to do so in the near term.

Note 14 – Subsequent Events

October 20, 2023 the Company, which is in a joint venture with JHW Holdings Sdn Bhd, a private limited company incorporated in Malaysia (“JHW”), received a second sea sand mining and dredging license from the Ministry of Energy and Natural Resources (Kementerian Tenaga dan Sumber Asli) (“KeTSA”). The license No. is 0146 and is a sea mining concession area of 21.10 square kilometers and includes an approved dredged sand volume of 31,650,000 cubic meters (m3). The mining and dredging license was granted for a term of three years from October 20, 2023, to October 19, 2026.

Subsequent to September 30, 2022, the Company received additional advances from OSC of approximately $180,000 (RM 835,400) as part of the Sea Sand Sub-Operator Mining Agreement verbally amended during the period ended September 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the Three Months ended September 30, 2022 and 2021, which are included herein.

Our operating results for three months ended September 30, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	Sept 30,
	2022	2021	Change	%
Sales	$-	$-	$-	-
Cost of Goods Sold	-	24	(24)	(100%)
Gross Profit	-	(24)	24	(100%)
Operating expenses	96,618	101,075	(4,457)	(4%)
Other Expense	247,372	664,744	(417,372)	(63%)
Net loss	$(343,990)	$(765,843)	$421,853	(55%)

Other Comprehensive Income (Loss):	$237,990	$20,020	$217,970	1,089%

Comprehensive Loss	$(106,000)	$(745,823)	$639,823	(86%)

During the three months ended September 30, 2022 and 2021, the Company did not recognize any revenues, cost of goods sold of $0 and $24, respectively and a gross loss of $0 and $24, respectively.

Our financial statements reported a net loss of $343,990 for the three months ended September 30, 2022 compared to a net loss of $765,843 for the three months ended September 30, 2021. Our losses have decreased on a year-over-year basis, primarily as a result of the resolution of the project financing derivative liability, the related interest expense and change in fair value expense included in other expenses.

Operating expense decreased to $96,618 for the three months ended September 30, 2022 compared to $101,075 for the three months ended September 30, 2021. The decrease in operating expense during the three months ended September 30, 2022 compared to the same period in the prior year was an increase in general and administrative expenses as a result of increased corporate activity offset by a reduction in professional fees.

Other expense decreased to $247,372 for the three months ended September 30, 2022, compared to $664,744 for the three months ended September 30, 2021. The decrease in other expense was mainly related to the decrease in interest costs and fair value changes associated with the derivative liability for project financing included in the prior period. We expect interest expense from loans and advances to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our unrelated debtors as well as our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital, and to close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital

	Sept 30,	June 30,	Change
	2022	2022	Amount	%
Cash	$15,263	$7,487	$7,776	104%

Current Assets	$44,079	$37,750	$6,329	17%
Current Liabilities	$6,723,977	$6,598,095	$125,882	2%
Working Capital Deficiency	$(6,679,898)	$(6,560,345)	$(119,553)	2%

Our working capital deficit increased as of September 30, 2022, as compared to June 30, 2022, was primarily due to an increase in current liabilities to fund operating losses, increased debt levels and project financing debt.

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

Cash Flows

	Three Months Ended Sept 30,		Change
	2022	2021	Amount	%
Cash Flows used in operating activities	$(98,746)	$(308,399)	$209,653	(68%)
Cash Flows provided by (used in) financing activities	$111,699	$288,520	$(176,821)	(61%)
Effects on changes in foreign exchange rate	$(5,177)	$96	$(5,273)	(5,493%)
Net (decrease) increase in cash during period	$7,776	$(19,783)	$27,559	(139%)

Operating Activities

Net cash used in operating activities was $98,746 for the three months ended September 30, 2022 compared to $308,399 in the same period in 2021.

During the three months ended September 30, 2022, cash used in operating activities consisted of a net loss of $343,990, depreciation of property and equipment of $1,095, imputed interest on non-interest bearing related party advances contributed as paid in capital of $53,055, amortization of debt discount of $187,165, accrued interest of $804, accounts payable and accrued liabilities of $17,632, and other payables and accruals of $14,507.

During the three months ended September 30, 2021, cash used in operating activities consisted of a net loss of $765,843, depreciation of property and equipment of $1,527, imputed interest on non-interest bearing related party advances contributed as paid in capital of $53,544, amortization of debt discount of $248,165, change in fair value of derivative liability of $170,271, expenses paid directly through unrelated party advances of $716, accounts payable and accrued liabilities of $18,030, other payables and accruals of $393 and interest paid of $858.

Investing Activities

There were no investing cash flows for the three months ended September 30, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $111,699 for the three months ended September 30, 2022, compared to net provided by financing activities of $288,520 in the same period in 2021. Net cash provided by financing during the three months ended September 30, 2022 was the result of project financing advances of $88,871, advances from related parties of $39,716, advances from an unrelated party of $670, repayments of related party advances of $5,735, and repayments of advances to an unrelated party of $11,823. Net cash provided by financing during the three months ended September 30, 2021 was the result of proceeds of short-term loans of $90,628, principal repayments of short-term loans of $47,699, advances from related parties of $27,355, advances from an unrelated party of $230,273, and repayments of advances to an unrelated party of $12,037.

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

Plan of Operations

This report contains forward looking statements relating to our Company’s future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words “expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should” and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward-looking statement.

If the Company is unsuccessful in raising funds through shareholder loans or advances, it will have to seek additional funds from third party debt financing, which would be highly difficult for a development stage company, such as the Company, to secure; or through the private placement of its common stock. Malaysia eased the Covid 19 lockdown in February 2022 and transitioned to the endemic phase in April 2022; however, the Russia-Ukraine war, which started in February of 2022, has severely disrupted shipping costs and impacted negotiations with potential customers. This has had a negative effect on the operations of the Company. Until the Company is able to sell sand proceeding from its mining operations, the Company will be highly dependent on shareholder loans and advances. If the Company where able to secure third party debt financing, being a development stage company with no operations to date, it would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. If these funds are required and not available through shareholder loans or advances, or through the private placement of the Company’s securities, management will evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage debt repayment terms. If these additional funds are not obtained through either of the alternatives discussed herein, the Company maybe required to cease its business operations. As a result, investors in the Company’s common stock would lose all of their investment.

On May 27, 2022, the Company entered into an operator agreement with One Standard Continent SDN BHD (“OSC”), in which OSC has been provided with the ability to carry out all dredging activities, all transportation, insurance, risk management and exporting an area comprised of 21.10 sq/km. within the Company’s 325.3 sq/km new concession area. The Company will receive a retainer fee, concession related fee and tribute fee from OSC for sand sold. As part of this transaction, the Company and OSC have executed a power of attorney and exclusive sole marketing agent agreement. The power of attorney allows OSC to act as the Company’s sub-operator within the concession area; in the exclusive sole marketing agent agreement the Company appoints OSC to act as exclusive sole marketing agent to promote and negotiate the sale of sea sands and to seek funding for the Company’s sea sand projects. The Company will bear responsibility for payment of 25% to JHW and a royalty to the Ministry of Land and Natural Resources of MYR 0.70 per cubic meter dredged.

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

2. Failure to timely test for impairment of long-lived assets. The Company failed to timely assess its long-lived assets in connection with to concession costs for impairment.

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

As of September 30, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of September 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of September 30, 2022, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of September 30, 2022 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended September 30, 2022: None.

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

NAMI CORP., a Nevada corporation

DATED: August 29, 2024	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officer (Principal Executive Officer)

DATED: August 29, 2024	By:	/s/ Calvin Chin
Calvin Chin
Chief Financial Officer – Compliance (Principal Financial Officer)

