Form 10-Q
period 2023-03-31
NAMI Corp.
filed 2024-08-29
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 333-187007

NAMI CORP.
(Exact name of registrant as specified in its charter)

Nevada	61-1693116
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

112 North Curry Street

Carson City

89703-4934

(Address of principal executive offices)

+603 - 09-5158380

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

NAMI Corp.

FORM 10-Q

Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAMI Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	June 30,
	2023	2022*

ASSETS
Current Assets
Cash and cash equivalents	$1,538	$7,487
Other receivables and deposits	30,189	30,263
Total Current Assets	31,727	37,750

Property and equipment, net	13,160	16,473
TOTAL ASSETS	$44,887	$54,223

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$154,736	$202,160
Accrued interest	9,581	-
Deferred revenue	124,434	124,739
Other payables and accruals	72,408	-
Amount due to related parties	3,677,404	3,570,704
Amount due to unrelated party	1,111,522	1,139,770
Project advances	660,723	454,734
Project financing investment note, net of discount	1,560,792	1,105,988
Total Current Liabilities	7,371,600	6,598,095

TOTAL LIABILITIES	7,371,600	6,598,095

STOCKHOLDERS’ DEFICIT
Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; March 31, 2023 0 shares and June 30, 2022 280,000 shares issued and outstanding, respectively	-	68,408
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value, 1,426,927,346 shares issued and outstanding	1,426,927	1,426,927
Additional paid-in capital	1,000,583	840,009
Accumulated deficit	(10,078,507)	(9,213,670)
Accumulated other comprehensive income	324,284	334,454
Total Stockholders' Deficit	(7,326,713)	(6,543,872)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$44,887	$54,223

*Derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue
Sales	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	24
Gross Loss	-	-	-	(24)

Operating Expenses
Depreciation of property and equipment	1,118	1,178	3,279	4,096
General and administrative expenses	26,748	62,579	141,760	148,563
Professional Fees	5,899	26,272	73,157	154,578
Exploration expenditure	-	142,833	36,121	355,618
Total Operating Expenses	33,765	232,862	254,317	662,855

Loss from Operations	(33,765)	(232,862)	(254,317)	(662,879)

Other Income (Expense)
Other income	7	-	26	1,267
Interest expense	(65,873)	(218,896)	(449,971)	(888,240)
Interest expense, related parties	(54,575)	(55,650)	(160,575)	(162,993)
Change in fair value of derivative liability	-	(251,234)	-	(352,619)
Total Other Expenses	(120,441)	(525,780)	(610,520)	(1,402,585)

Loss before taxation	(154,206)	(758,642)	(864,837)	(2,065,464)
Income taxes	-	-	-	-
Net Loss	$(154,206)	$(758,642)	$(864,837)	$(2,065,464)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	552	36,777	(10,170)	47,545
Total Comprehensive Loss	$(153,654)	$(721,865)	$(875,007)	$(2,017,919)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	1,426,927,346	1,426,927,346	1,426,927,346

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Changes in Stockholder’s Deficit

(Unaudited)

							Accumulated
	Preferred Shares		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance - June 30, 2022	280,000	$68,408	1,426,927,346	$1,426,927	$840,009	$(9,213,670)	$334,454	$(6,543,872)
Conversion of preferred shares by related party	(280,000)	(68,408)	-	-	-	-	-	(68,408)
Imputed interest	-	-	-	-	53,054	-	-	53,054
Foreign currency translation adjustment	-	-	-	-	-	-	237,990	237,990
Net loss	-	-	-	-	-	(343,990)	-	(343,990)

Balance - September 30, 2022	-	$-	1,426,927,346	$1,426,927	$893,063	$(9,557,660)	$572,444	$(6,665,226)

Imputed interest	-	-	-	-	52,945	-	-	52,945
Foreign currency translation adjustment	-	-	-	-	-	-	(248,712)	(248,712)
Net loss	-	-	-	-	-	(366,641)	-	(366,641)

Balance - December 31, 2022	-	$-	1,426,927,346	$1,426,927	$946,008	$(9,924,301)	$323,732	$(7,227,634)

Imputed interest	-	-	-	-	54,575	-	-	54,575
Foreign currency translation adjustment	-	-	-	-	-	-	552	552
Net loss	-	-	-	-	-	(154,206)	-	(154,206)

Balance - March 31, 2023	-	$-	1,426,927,346	$1,426,927	$1,000,583	$(10,078,507)	$324,284	$(7,326,713)

							Accumulated
	Preferred Shares		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance - June 30, 2021	280,000	$68,408	1,426,927,346	$1,426,927	600,076	(6,893,746)	$61,672	$(4,736,663)
Imputed interest	-	-	-	-	53,542	-	-	53,542
Foreign currency translation adjustment	-	-	-	-	-	-	20,020	20,020
Net loss	-	-	-	-	-	(765,843)	-	(765,843)

Balance - September 30, 2021	280,000	$68,408	1,426,927,346	$1,426,927	$653,618	$(7,659,589)	$81,692	$(5,428,944)

Imputed interest	-	-	-	-	53,801	-	-	53,801
Foreign currency translation adjustment	-	-	-	-	-	-	(9,252)	(9,252)
Net loss	-	-	-	-	-	(540,979)	-	(540,979)

Balance - December 31, 2021	280,000	$68,408	1,426,927,346	$1,426,927	$707,419	$(8,200,568)	$72,440	$(5,925,374)

Imputed interest	-	-	-	-	55,650	-	-	55,650
Foreign currency translation adjustment	-	-	-	-	-	-	36,777	36,777
Net loss	-	-	-	-	-	(758,642)	-	(758,642)

Balance - March 31, 2022	280,000	$68,408	1,426,927,346	$1,426,927	$763,069	$(8,959,210)	$109,217	$(6,591,589)

  The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Nine Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(864,837)	$(2,065,464)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation of property and equipment	3,279	4,096
Impairment of concession acquisition costs	-	-
Imputed interest contributed as additional paid in capital	160,575	162,993
Amortization of debt discount	448,602	401,450
Change in fair value of derivative liability	-	352,619
Expenses paid directly through a related party	-	156
Expenses paid directly through an unrelated party	-	3,892
Accrued interest	804	6,019
Change in assets and liabilities
Accounts payable and accrued liabilities	34,927	716
Other payables and accruals	2,835	342,128
Net cash used in operating activities	(213,815)	(791,395)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Project financing advances proceeds	203,443	-
Proceeds from short-term loan	-	90,628
Repayment of short-term loan	-	(47,699)
Advances received from related parties	62,689	137,351
Advances received from an unrelated party	2,353	639,505
Repayments of related party advances	(14,197)	(21,044)
Repayments of advances to an unrelated party	(32,359)	(33,633)
Net cash provided by (used in) financing activities	221,929	765,108

Effects on changes in foreign exchange rate	(14,063)	3,310

Net change in cash and cash equivalents	(5,949)	(22,977)
Cash and cash equivalents - beginning of period	7,487	24,003
Cash and cash equivalents - end of period	$1,538	$1,026

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$317,850
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of project advances to project financing debt	$-	$(47,699)

  The accompanying notes are an integral part of these condensed consolidated financial statements.

NAMI Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed on August 22, 2023. The results of operations for the periods ended March 31, 2023 are not necessarily indicative of the operating results for the full year. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, all such adjustments were of a normal and recurring nature.

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

During the nine months ended March 31, 2023 and 2022, the Company did not record any revenue and recorded cost of sales and gross loss of $0 and $24, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2023 and June 30, 2022, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to RM 250,000 (approximately US $60,000). From time to time the Company’s account balances may exceed that limit.

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

During the nine months ended March 31, 2023 and 2022, the Company did not produce any mined sand. Additionally, the Company did not hold any inventories as of March 31, 2023 and June 30, 2022.

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

During the nine months ended March 31, 2023 and 2022, the Company recorded exploration expenditures of $36,121 and $355,618, respectively. Such expenditures have been incurred in order to provide the information necessary to the Malaysian Department of the Environment for the renewal of its dredging license for three additional years and to expand the potential cubic meters available to dredge within its current license area from the current 19.1 km to 40 km. The Company’s policy is to expense these costs as incurred.  As part of the agreement with One Standard Continent SDH, Bhd. (“OSC”) (see Note 9), OSC agreed to reimburse the Company for expenditures associated with certain costs directly attributable to the Company acquiring and maintaining dredging rights in the ocean waters off the coast of Malaysia.  For the nine months ended March 31, 2023, OSC reimbursed the Company $0 related to those costs.  The Company accounts for those reimbursements as a direct reduction of its exploration costs.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company did not record any impairment of long-lived assets during the nine months ended March 31, 2023 and 2022.

Leases

FASB ASC 842 “Leases” requires lessees to record lease assets and liabilities for operating leases and disclose key information about leasing arrangements. Upon entering into an arrangement, the Company evaluates whether the arrangement provides the Company with the ability to control the use of the asset over the term of the lease. If an arrangement contains a lease, upon commencement of the arrangement, the company recognizes an operating lease right-of-use asset and a corresponding operating lease liability. The amount of the operating lease right-of-use asset is measured utilizing the present value of the future minimum lease payments over the lease term. The Company has not recognized any right-of-use assets or lease liabilities as of March 31, 2023 and June 30, 2022.

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

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of March 31, 2023 there were 0 potentially diluted common shares outstanding.  As of June at 30, 2022, there were approximately 42,336 potentially diluted common shares outstanding from 280,000 shares of preferred stock.

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

Recently issued accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of March 31, 2023, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 2 – Going Concern

For the nine months ended March 31, 2023, the Company reported a net loss of approximately $865 thousand. In addition, as of March 31, 2023, the Company had a working capital deficit of approximately $7.3 million with cash on hand of approximately $2,000. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and as of the date of these financial statements and has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2023 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 and further in April 2021, received its export license contingent on receiving updated dredging area rights (see Note 9). The sea sand mining license expired in January 9, 2022 and was renewed for an additional three year period, commencing on August 2, 2022 and ending in August 1, 2025. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

The Company’s plan is to continue to work with JHW, and sub operators, such as One Standard Continent SDN BHD to mine and export sea sand (Note 9).

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might result from this uncertainty.

Note 3 – Plant and Equipment

	March 31,	June 30,
	2023	2022
Cost
Motor Vehicles	$10,181	$14,742
Office equipment	9,489	24,143
Computers and software	12,312	12,816
Tools and equipment	480	481
Furniture and Fixture	35,075	35,161
	67,537	87,343
Accumulated Depreciation	(54,377)	(70,870)
Plant and Equipment, Net	$13,160	$16,473

Depreciation for the nine months ended March 31, 2023 and 2022 was $3,279 and $4,096, respectively.

Note 4 – Other receivable and deposits

	March 31,	June 30,
	2023	2022

Sundry receivables	$23,311	$23,367
Other receivable	5,995	6,011
Deposits, including utility, security deposits	883	885
	$30,189	$30,263

Note 5 – Related party advances and expenses

Advances from related parties:

	March 31,	June 30,
	2023	2022

Advances from its Directors	$1,229,327	$1,093,752
Advances from related party	1,773,021	1,799,611
Advances from holding company	675,056	677,341
Total	$3,677,404	$3,570,704

During the nine months ended March 31, 2023 and 2022, the Company received advances from directors of $62,689 and $137,351, respectively and repaid advances from a director of $14,197 and $21,044, respectively.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $160,574 and $162,993 during the nine months ended March 31, 2023 and 2022, respectively.

Concentration of Risk

To date the Company has been reliant on funding from related parties as the Company does not have the current existing capital resources to execute its business plan.

Note 6 – Due to unrelated parties

During the nine months ended March 31, 2023 and 2022, the Company received advances from an unrelated party of $2,353 and $639,505, respectively and repaid advances from an unrelated party of $32,359 and $33,633, respectively. As of March 31, 2023 and June 30, 2022, the Company has recorded a liability due to the unrelated party of $1,111,522 and $1,139,770, respectively. These amounts are unsecured, non-interest bearing and due on demand.

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

As of March 31, 2023 and June 30, 2022, the Company had 1,426,927,346 common shares issued and outstanding.

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

Instruments Convertible into Common or Preferred Shares

As at March 31, 2023, SBS had 0 shares of preferred stock outstanding.  As at June 30, 2022, SBS had 280,000 shares of preferred stock outstanding that were convertible into 42,336 common shares. During the nine months ended March 31, 2023, a director of the Company redeemed the 280,000 preferred shares for approximately $63,560 (MYR 280,000) and paid 46,667 of common shares on behalf of the Company. The redemption has been included in amounts owed to related parties.

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

The Company incurred $36,121 and $355,618 of such costs during the nine months ended March 31, 2023 and 2022, respectively.

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

During the year ended June 30, 2022, the Company was advanced approximately $410,000 (RM 1,805,000) by OSC on a non-interest bearing, undocumented, due on demand basis.  During the period ended March 31, 2023, on a verbal basis, the Company and OSC agreed to amend the Sea Sand Sub-Operator Mining Agreement payment terms such that additional payments were added under the agreement consisting of (1) RM 2 million are required in advance of the startup of the mining operations and upon commencement an additional RM 3.15 million fee is payable. As of March 31, 2023 the RM 2 million has been received  (approximately $452,000) and is included in project advances. In addition, the company has received approximately $207,000 (RM 915,400) in advances during the period ended March 31, 2023.

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

Note 11 – Short-term loans

(I)

On August 25, 2021, the Company entered into an additional short-term loan agreement, in which the Company received approximately $42,900 (MYR 180,000), with principal and interest of approximately $858 (MYR 3,600) due in full on September 30, 2021. The Company did not repay the balance prior to the deadline, and as of June 30, 2022, the Company had defaulted on this loan, resulting in a default interest rate of 2% per month until the debt has been repaid in full. During the year ended June 30, 2022, the Company recorded interest expense of $6,808 (MYR 29,748) associated with the loan. As of June 30, 2022, the principal balance of the loan principal was fully paid. As of March 31, 2023 unpaid accrued interest is approximately $6,424 (MYR 29,748).

(II)

On April 1, 2022, the Company entered into a short-term loan agreement, in which the Company received approximately $7,100 (MYR 30,000). As of March 31, 2023, the remaining principal balance of the loan is approximately $6,787 (MYR 30,000). As of March 31, 2023 accrued interest is approximately $2,851 (MYR 12,600).

Note 12 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the nine months ended March 31, 2023 and 2022:

Nine Months Ended March 31, 2023	USA	Malaysia	Total
Revenue	$-	$-	$-
Cost of Goods Sold	-	-	-
Depreciation of property, plant and equipment	-	(3,279)	(3,279)
General and administrative expenses	(30,491)	(111,269)	(141,760)
Professional fees	(66,741)	(6,416)	(73,157)
Exploration expenditures	-	(36,121)	(36,121)
Other expenses	(45,384)	(565,136)	(610,520)
Net loss	$(142,616)	$(722,221)	$(864,837)

Nine Months Ended March 31, 2022	USA	Malaysia	Total
Revenue	$-	$-	$-
Cost of Goods Sold	-	(24)	(24)
Depreciation of property, plant and equipment	-	(4,096)	(4,096)
General and administrative expenses - including related party	(70,809)	(77,754)	(148,563)
Professional fees	(152,907)	(1,671)	(154,578)
Exploration expenditures	-	(355,618)	(355,618)
Other expenses	(45,383)	(1,357,202)	(1,402,585)
Net loss	$(269,099)	$(1,796,365)	$(2,065,464)

The following table shows assets information by geographic segment at March 31, 2023 and June 30, 2022:

As of March 31, 2023	USA	Malaysia	Total
Current assets	$-	$31,727	$31,727
Property and equipment, net	-	13,160	13,160
Total assets	$-	$44,887	$44,887

As of June 30, 2022	USA	Malaysia	Total
Current assets	$-	$37,750	$37,750
Property and equipment, net	-	16,473	16,473
Total assets	$-	$54,223	$54,223

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

Note 14 – Subsequent Events

Subsequent to March 31, 2023, the Company received additional advances from OSC of approximately $72,000 (RM 317,900) as part of the Sea Sand Sub-Operator Mining Agreement verbally amended during the period ended September 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the Three Months ended March 31, 2023 and 2022, which are included herein.

Our operating results for three months ended March 31, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	March 31,
	2023	2022	Change	%
Sales	$-	$-	$-	-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
Operating expenses	33,765	232,862	(199,097)	(85%)
Other Expense	120,441	525,780	(405,339)	(77%)
Net loss	$(154,206)	$(758,642)	$604,436	(80%)

Other Comprehensive Loss:	$552	$36,777	$(36,225)	(99%)

Comprehensive Loss	$(153,654)	$(721,865)	$568,211	(79%)

During the three months ended March 31, 2023 and 2022, the Company did not recognize any revenues, cost of goods sold, or gross loss.

Our financial statements reported a net loss of $154,206 for the three months ended March 31, 2023 compared to a net loss of $758,642 for the three months ended March 31, 2022. Our losses have decreased on a year-over-year basis, primarily as a result of lower exploration expenses and the resolution of the project financing derivative liability, the related interest expense and change in fair value expense included in other expenses.

Operating expense decreased to $33,765 for the three months ended March 31, 2023 compared to $232,862 for the three months ended March 31, 2022. The decrease in operating expense during the three months ended March 31, 2023 compared to the same period in the prior year was an primarily due to reduced general and administrative, professional fees and exploration expenses.

Other expense decreased to $120,441 for the three months ended March 31, 2023, compared to $525,780 for the three months ended March 31, 2022. The decrease in other expense was mainly related to the decrease in interest costs and fair value changes associated with the derivative liability for project financing included in the prior period.  We expect interest expense from loans and advances to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our unrelated debtors as well as our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital, and to close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect our expenses to increase substantially.

Our operating results for nine months ended March 31, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	March 31,
	2023	2022	Change	%
Sales	$-	$-	$-	-
Cost of Goods Sold	-	24	(24)	(100%)
Gross Loss	-	(24)	24	(100%)
Operating expenses	254,317	662,855	(408,538)	(62%)
Other Expense	610,520	1,402,585	(792,065)	(56%)
Net loss	$(864,837)	$(2,065,464)	$1,200,627	(58%)

Other Comprehensive Income (Loss):	$(10,170)	$47,545	$(57,715)	(121%)

Comprehensive loss	$(875,007)	$(2,017,919)	$1,142,912	(57%)

During the nine months ended March 31, 2023 and 2022, the Company did not recognize any revenues, cost of goods sold of $0 and $24, respectively and a gross loss profit of $0 and $24, respectively.

Our financial statements reported a net loss of $864,837 for the nine months ended March 31, 2023 compared to a net loss of $2,065,464 for the nine months ended March 31, 2022. Our losses have continued, primarily as a result of the near total lockdown of Malaysia as a result of the COVID-19 pandemic during the prior year and the subsequent partial restriction lifting that occurred in July 2021 allowing for the resumption of administrative activities during the current period. Additionally, during the nine months ended March 31, 2022, the results included other expense of $352,619 from the change in the fair value of a derivative liability associated with a contingent interest liability arising from project financing arrangements the Company entered into in May 2021 and August 2021, which also included interest expense of $888,240 primarily related to the amortization of the debt discount on such debt.

Operating expense decreased to $254,317 for the nine months ended March 31, 2023 compared to $662,855 for the nine months ended March 31, 2022. The decrease in operating expense during the nine months ended March 31, 2023 compared to the same period in the prior year was primarily due to decreases in exploration expenditures and professional fees as a result of cost containment measures.

Other expense decreased to $610,520 for the nine months ended March 31, 2023, compared to $1,402,585 for the nine months ended March 31, 2022. The decrease in other expense was mainly related to the resolutions of the derivative liability, changes in fair value and reduced interest expense from the amortization of debt discounts on the Company’s project financing debt compared to the same period in the prior year. We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our unrelated debtors as well as our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital, and to close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital

	March 31,	June 30,	Change
	2023	2022	Amount	%
Cash	$1,538	$7,487	$(5,949)	(79%)

Current Assets	$31,727	$37,750	$(6,023)	(16%)
Current Liabilities	$7,371,600	$6,598,095	$773,505	12%
Working Capital Deficiency	$(7,339,873)	$(6,560,345)	$(779,528)	12%

Our working capital deficit increased as of March 31, 2023, as compared to June 30, 2022, primarily due to an increase in current liabilities to fund operating losses, increased debt levels and project financing debt.

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

Cash Flows

	Nine Months Ended
	March 31,		Change
	2023	2022	Amount	%
Cash Flows used in operating activities	$(213,815)	$(791,395)	$577,580	(73%)
Cash Flows provided by investing activities	$-	$-	$-	-
Cash Flows provided by (used in) financing activities	$221,929	$765,108	$(543,179)	(71%)
Effects on changes in foreign exchange rate	$(14,063)	$3,310	$(17,373)	(525%)
Net (decrease) increase in cash during period	$(5,949)	$(22,977)	$17,028	(74%)

Operating Activities

Net cash used in operating activities was $213,815 for the nine months ended March 31, 2023 compared to $791,395 in the same period in 2022.

During the nine months ended March 31, 2023, cash used in operating activities consisted of a net loss of $864,837, depreciation of property and equipment of $3,279, imputed interest on non-interest bearing related party advances contributed as paid in capital of $160,575, amortization of debt discount of $448,602, accrued interest of $804, accounts payable and accrued liabilities of $34,927, and other payables and accruals of $2,835.

During the nine months ended March 31, 2022, cash used in operating activities consisted of a net loss of $2,065,464, depreciation of property and equipment of $4,096, imputed interest on non-interest bearing related party advances contributed as paid in capital of $162,921, amortization of debt discount of $401,450, change in fair value of derivative liability of $352,619, expenses paid directly through related party advances of $156, expenses paid directly through unrelated party advances of $3,892, accrued interest of $6,019,  accounts payable and accrued liabilities of $716, and other payables and accruals of $342,128.

Investing Activities

There were no investing cash flows for the nine months ended March 31, 2023 and 2022.

Financing Activities

Net cash provided by financing activities was $221,929 for the nine months ended March 31, 2023, compared to net provided by financing activities of $765,108 in the same period in 2022. Net cash provided by financing during the nine months ended March 31, 2023 was the result of advances from related parties of $62,689, advances from an unrelated party of $2,353, repayments of related party advances of $14,197, and repayments of advances to an unrelated party of $32,359.  Net cash used in financing during the nine months ended March 31, 2022 was the result of proceeds of short-term loans of $90,628, principal repayments of short-term loans of $47,699, advances from related parties of $137,351, advances from an unrelated party of $639,505, repayments of related party advances of $21,044, and repayments of advances to an unrelated party of $33,633.

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

As of March 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of March 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of March 31, 2023, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of March 31, 2023 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended March 31, 2023: None.

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
Calvin Chin
Chief Financial Officer (Principal Financial Officer)

