Form 10-K
period 2023-06-30
NAMI Corp.
filed 2024-11-21
CIK 1567388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 20, 2024 was 1,426,927,346 shares, $0.001 par value.

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

This new preferred equity carried a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred shares (the “Preferred Dividend”). The preferred shares would be redeemed by SBS at the “Redemption Price.” The Redemption Price for each share was an amount of shares of NAMI Corp., equal to the issue price of the preferred shares, plus the unpaid Preferred Dividends. SBS should have redeemed the 12% Redeemable Cumulative Preference Shares on the second anniversary of their issuing date. This, however, was impossible due to SBS being forced to halt its operations to comply with movement restriction orders issued by the government of Malaysia during the Covid-19 pandemic.

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

During the year ended June 30, 2023, a director of the Company redeemed the 280,000 preferred shares for approximately $63,560 (MYR 280,000) and paid 46,667 of common shares on behalf of the Company. As of the date of this annual report, there are no shares of 12% Redeemable Cumulative Preference Shares outstanding.

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

Sincere Pacific holds a special permit from the government of Malaysia that allows it to hold up to 1.8 million metric tons (all tons referred to herein are metric) of bauxite stockpile for shipment at Felda Bukit Goh, Kuantan. This permit has no expiration date. Sincere Pacific and SBS intend to conclude approximately seven (7) shipments under this permit. As of June 30, 2023, the two parties have concluded five (5) shipments. The remaining two shipments have not been concluded and do not have an estimated shipment date due to the fact that the Malaysian government has yet to issue the finalized standard operating procedure rules for the export of bauxite, and has set a cap on the export of bauxite of 600 tonnes a month since 2019. The Company and Sincere Pacific are waiting for the government of Malaysia to lift the export cap and to set the standard operating procedures to recommence its bauxite operations. On March 22, 2018, Sincere Pacific obtained an additional bauxite export license for a total tonnage of 124,160.67 metric tons. The permit expired on April 30, 2018. No sales were made by Sincere Pacific under the verbal agreement in the year ended June 30, 2023. Sincere Pacific acquires or purchases bauxite from multiple sources in Malaysia for selling the ore to customers in China.

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

To date, Sincere Pacific has completed five (5) shipments of bauxite, the last of which was completed in 2018, and SBS has provided Sincere Pacific with $614,226 (RM2,504,769) of financing used towards a portion of these shipments. Of the total financing advanced by SBS, $186,744 (RM800,000) has been repaid by Sincere Pacific as of the date of this filing. No sales were made by Sincere Pacific under the agreement in the year ended June 30, 2023 and June 30, 2022 and therefore no commissions were received by the Company during the year ended June 30, 2022 and June 30, 2023.

Sea Sand Mining

On August 30, 2017, SBS entered into an agreement with JHW Holdings Sdn. Bhd. (“JHW”), whereby JHW applied for and obtain a three (3) year mining concession from the Malaysian government to mine and dredge sea sand on the east coast of Peninsular Malaysia, effective beginning in January 2019. JHW was first granted a concession with an area of 1,113km², which was later amended and reduced to 383km². The final approved area is 20.48km² within the jurisdiction of the state of Terengganu, Malaysia (the “Area”). Pursuant to the agreement, JHW was responsible for carrying out and submitting to the relevant authorities all necessary study reports, including, but not limited to, Environmental Impact Assessment (“EIA”) reports and feasibility and hydraulic studies with respect to the Area to obtain approval for the sea sand mining and dredging license (the “Final Approval”). SBS was responsible for bearing all costs and expenses incurred with respect to such application, and for providing all the required technical assistance with obtaining the concession licenses. In exchange for covering all costs and expenses in connection with the obtainment of the Final Approval, JHW granted SBS the exclusive right to develop, carry out and operate all mining and extraction activities in the Area, and to manage all matters related to the operation and extraction of sea sand, either by itself or by a nominee. Gross profits from operations of the mining activities in the Area shall be allocated 25% to JHW and 75% to SBS pursuant to the terms of the agreement. In addition, SBS was required to prepay an advance of MYR 500,000 of future net incomes to JHW. As of June 30, 2023, SBS had paid MYR 250,000 (approximately USD $60,000) to JHW, the residual MYR 250,000, remain outstanding and will be paid once operations commence.

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

On May 27, 2022, SBS entered into a sea sand sub-operator mining agreement with One Standard Continent SDN BHD (the “Sub-operator Agreement”). The Sub-operator Agreement was executed pursuant to a power of attorney entered into between SBS and One Standard Continent SDN BHD (“OSC”) on December 10, 2021, whereby OSC was granted the right to carry out dredging, removal, transportation, exploration and sale of natural sea sand from a sea area of 325.30 km² (the “Specified Area”). The Specified Area would be divided into separate areas to apply and obtain separate mining licenses (the “Concession Area”).

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

OUR INDUSTRY

Bauxite Trading

In 2015, Malaysia exported 24.3 million tons of bauxite, resulting in $1.1 billion of revenue to exporters. China accounted for 99% of Malaysia’s export of bauxite. In 2016, the government of Malaysia banned all bauxite mining activities due to environmental concerns and ordered the clearing of the country’s stockpiled inventory of bauxite, requiring all exports to be done pursuant to approved permits issued by the Malaysian government (“Approved Permits”).2 As a result, Malaysia exported just 7.4 million metric tons of bauxite in 2016. The ban on the mining of bauxite in Malaysia lasted for three years and was finally lifted in April 2019, were an export cap of 600,000 tonnes per month was instated. The total approximate amount of exported bauxite in 2018 decreased significantly to 515,217 tons as compared to 822,668 tons of bauxite exported in 2017.

Sincere Pacific currently holds an Approved Permit to export bauxite, which ensures the company applies sustainable mining practices to avoid environmental damage.  The Company and Sincere Pacific have halted their bauxite operations pending the issuance of standard operating procedures for bauxite mining by the Malaysian government and the lift of the export cap.

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

The demand for sea sand has soared globally, mostly for construction and land reclamation purposes. According to the United Nations Commodity Trade Statistics Database (UN COMTRADE), the international trade value of sea sand has increased six-fold in the last 25 years. In 2022 Malaysia exported $111 million in sand making it the 6th largest exporter of sand worldwide. The main destination of sand exports from Malaysia were China, Singapore, Chinese Taipei, Maldives and India.

On October 3, 2018, Malaysia banned all exports of sea sand due to environmental concerns, to satisfy domestic demand, and to clamp down on illegal sand smuggling. Nowadays, sea sand can only be exported from Malaysia under a specific export Approved Permit. Our partner, JHW, holds this export Approved Permit. Under the terms of JHW’s export Approved Permit, we can export up to 19,640,000m3 of sea sand. JHW applied for and obtained the export Approved Permit on April 9, 2021. The Approved Permit expired on January 9, 2022. Subsequent to June 30, 2022, the Approved Permit was renewed for an additional three-year period, commencing on August 2, 2022 and ending in August 1, 2025

Competition

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

Principal Address

The Company’s Malaysian office is located in Kuantan, Pahang. Management is planning to rent a new business administration office once we commence shipment operation. Our U.S. registered office is located at 112 North Curry Street, Carson City, Nevada 89703-4934. Our telephone number is +609-5158380.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

Until recently, our shares of common stock were not traded on a national exchange; rather, they were traded on the OTC Pink Market under the symbol “NINK.” In November of 2024 our ticker symbol NINK was removed from the OTC Pink Market by FINRA due to inactivity, we are working towards getting our symbol reinstated. On November 19, 2024, the most recently quoted price for one share of common stock on OTC Markets was $0.0061. The following table sets forth, for the periods indicated, the high and low trade prices for our common stock as reported on the OTC PINK Market. During the fiscal years 2023 and 2022 our common stock did not trade above $3.

On November 1, 2016, our common stock was verified for trading on OTCQB Marketplace under the now suspended trading symbol NINK. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTC Pink Market for the two quarters of 2021, for the four quarters of 2022, and for the four quarters of 2023.

	High	Low
2023 First Quarter, September 30	$0.0002	$0.0002
2023 Second Quarter, December 31	$0.0061	$0.0002
2023 Third Quarter, March 31	$0.0061	$0.0061
2023 Fourth Quarter, June 30	$0.0061	$0.0061

2022 First Quarter, September 30	$1.0000	$0.0131
2022 Second Quarter, December 31	$0.0131	$0.0131
2022 Third Quarter, March 31	$0.0131	$0.0002
2022 Fourth Quarter, June 30	$0.0002	$0.0002

Number of Holders

As June 30, 2023, 1,426,927,346 shares of our common stock were outstanding and held of record by approximately 3,151 stockholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2023. We have not paid any cash dividends since inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended June 30, 2023 and 2022, which are included herein.

Our operating results for the years ended June 30, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Years Ended
	June 30,
	2023	2022	Change	%
Sales	$-	$-	$-	-
Cost of Goods Sold	-	47	(47)	(100)%
Gross Loss	-	(47)	47	(100)%
Operating expenses	314,021	722,734	(408,713)	(57)%
Other Expense	665,020	1,593,282	(928,262)	(58)%
Net loss	$(979,041)	$(2,316,063)	$1,337,022	(58)%

Other Comprehensive Income (Loss):	$289,592	$272,782	$16,810	6%

Comprehensive loss	$(689,449)	$(2,043,281)	$1,353,832	(66)%

During the years ended June 30, 2023 and 2022, the Company did not recognize any revenues, $0 and $47 in cost of goods sold, and $0 and $47 in gross loss.

Our financial statements reported a net loss of $979,041 for the year ended June 30, 2023 compared to a net loss of $2,316,033 for the year ended June 30, 2022. Our losses have decreased on a year-over-year basis, primarily as a result of the near total lockdown of Malaysia as a result of the COVID 19 pandemic during the prior years and the subsequent partial restriction lifting that occurred in July 2021 allowing for the resumption of administrative activities during the current period. Additionally, during the year ended June 30, 2023, the results included other expense of $665,020 compared to $1,593,282 for the year ended June 30, 2022. Interest expense of $665,106 primarily related to the amortization of the debt discount and imputed interest on related party advances, which was significantly lower than the $1,795,902 for the year ended June 30, 2022. Also, during the year ended June 30, 2023, the results included operating expense of $314,021 compared to $722,734 for the year ended June 30, 2022.  As we are negotiating sales contracts for dredged sea sand, we expect our operating expenses to increase in the fiscal years ahead.

Operating expense decreased to $314,021 for the year ended June 30, 2023 compared to $722,734 for the year ended June 30, 2022. The decrease in operating expense during the year ended June 30, 2023 compared to the same period in the prior year was primarily due to decreases in exploration expenditures and professional fees as a result of cost containment measures.  Costs related to our exploration activities during fiscal year ended June 30, 2022 includes receipt of reimbursements from One Standard Continent Sdh. Bhd. of approximately $290,000.

Other expense decreased to $665,020 for the year ended June 30, 2023, compared to $1,593,282 for the year ended June 30, 2022. The decrease in other expense was mainly related to the resolutions of the derivative liability, changes in fair value and reduced interest expense from the amortization of debt discounts on the Company’s project financing debt compared to the same period in the prior year.  We expect interest expense to increase in future periods until such time as we are able to generate profitable operations and begin to repay our advances from our unrelated debtors as well as our directors and entities related to our directors.

Should we be successful in our efforts to raise additional capital, and to close one or more of our outstanding offers to purchase mining and explorations rights and thus begin exploration and mining operations, we expect our expenses to increase substantially.

Liquidity and Financial Condition

Working Capital

	June 30,	June 30,	Change
	2023	2022	Amount	%
Cash	$5,390	$7,487	$(2,097)	(28)%

Current Assets	$28,093	$37,750	$(9,657)	(26)%
Current Liabilities	$7,126,088	$6,598,095	$527,993	8%
Working Capital Deficiency	$(7,097,995)	$(6,560,345)	$(537,650)	8%

 Our working capital deficit increased as of June 30, 2023, as compared to June 30, 2022, primarily due to an increase in current liabilities to fund operating losses, increased debt levels and project financing debt.

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

Cash Flows

	Years Ended
	June 30,		Change
	2023	2022	Amount	%
Cash Flows used in operating activities	$(283,497)	$(546,653)	$263,156	48%
Cash Flows provided by financing activities	$296,446	$519,955	$(223,509)	(43)%
Effects on changes in foreign exchange rate	$(15,046)	$10,182	$(25,228)	(248)%
Net decrease in cash during period	$(2,097)	$(16,516)	$14,419	(87)%

Operating Activities

Net cash used in operating activities was $283,497 for the year ended June 30, 2023 compared to $546,653 in the same period in 2022.

During the year ended June 30, 2023, cash used in operating activities consisted of a net loss of $979,041, depreciation of property and equipment of $4,371, imputed interest on non-interest bearing related party advances contributed as paid in capital of $215,135, noncash interest of $449,406, accounts payable and accrued liabilities of $15,539, other receivables of $6,070 and other payables and accruals of $5,179.

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

Investing Activities

There were no investing activities for the years ended June 30, 2023 and 2022.

Financing Activities

Net cash provided by financing activities was $296,446 for the year ended June 30, 2023, compared to net cash provided by financing activities of $519,955 in the same period in 2022. Net cash provided by financing during the year ended June 30, 2023 was the result of project financing advances of $273,782, advances from related parties of $79,382, advances from an unrelated party of $3,811, repayments of related party advances of $14,659, and repayments of advances to an unrelated party of $45,870. Net cash provided by financing during the year ended June 30, 2022 was the result of proceeds of project financing advances of $417,183, principal repayments of project financings of $614,412, advances from related parties of $155,608, advances from an unrelated party of $640,194, repayments of related party advances of $26,664, and repayments of advances to an unrelated party of $47,993.

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

On May 27, 2022, the Company entered into an operator agreement with One Standard Continent SDN BHD (“OSC”), in which OSC has been provided with the ability to carry out all dredging activities, all transportation, insurance, risk management and export in an area comprised of 21.10 sq/km. within the Company’s 325.3 sq/km new concession area. The Company will receive a retainer fee, concession related fee and tribute fee from OSC for sand sold. As part of this transaction, the Company and OSC have executed a power of attorney and exclusive sole marketing agent agreement. The power of attorney allows OSC to act as the Company’s sub-operator within the concession area; in the exclusive sole marketing agent agreement the Company appoints OSC to act as exclusive sole marketing agent to promote and negotiate the sale of sea sands and to seek funding for the Company’s sea sand projects. The Company will bear responsibility for payment of 25% to JHW and a royalty to the Ministry of Land and Natural Resources of MYR 0.70 per cubic meter dredged.  The mining licence was renewed during the year ended June 30, 2022, increasing the available sand to dredge to 32 million cubic meters.  The licence commended August 2, 2022 and ends August 1, 2025.

NAMI Corp., via its wholly owned subsidiary SBS Mining Corporation Sdn Bhd (“SBS”), which is in a joint venture with JHW Holdings Sdn Bhd, a private limited company incorporated in Malaysia (“JHW” and together with SBS and NAMI, the “Group”), received a second sea sand mining and dredging license from the Ministry of Energy and Natural Resources (Kementerian Tenaga dan Sumber Asli) (“KeTSA”) on October 20, 2023. The license No. is 0146. The mining and dredging license was grated for a term of three (3) years from October 20, 2023, to October 19, 2026.

License No. 0146 granted the Group a sea mining concession area of 21.10 square kilometers and includes an approved dredged sand volume of 31,650,000 cubic meters (m3).

The Group intends to export the sea sand that is mined and dredged from the licensed area to China, Japan, and Hong Kong, following each country’s regulatory framework.

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

June 30, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nami Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nami Corp. (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/L J Soldinger Associates, LLC

We have served as the Company’s auditor since 2018.

Deer Park, IL

November 20, 2024

NAMI Corp.

Consolidated Balance Sheets

	June 30,	June 30,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$5,390	$7,487
Other receivables and deposits	22,703	30,263
Total Current Assets	28,093	37,750

Property and equipment, net	11,401	16,473
TOTAL ASSETS	$39,494	$54,223

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$135,348	$202,160
Accrued interest	9,070	-
Deferred revenue	117,798	124,739
Other payables and accruals	69,078	-
Amount due to related parties	3,561,517	3,570,704
Amount due to unrelated party	1,062,142	1,139,770
Project advances	693,576	454,734
Project financing investment note, net of discount	1,477,559	1,105,988
Total Current Liabilities	7,126,088	6,598,095

TOTAL LIABILITIES	7,126,088	6,598,095

STOCKHOLDERS’ DEFICIT
Series A Preferred, MYR 1 par value; 50,000,000 shares authorized; June 30, 2023 0 shares and June 30, 2022 280,000 shares issued and outstanding, respectively	-	68,408
Capital stock - Authorized 5,000,000,000 shares of common stock, $0.001 par value, 1,426,927,346 shares issued and outstanding June 30, 2023 and 2022	1,426,927	1,426,927
Additional paid-in capital	1,055,144	840,009
Accumulated deficit	(10,192,711)	(9,213,670)
Accumulated other comprehensive income	624,046	334,454
Total Stockholders' Deficit	(7,086,594)	(6,543,872)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$39,494	$54,223

The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended
	June 30,
	2023	2022
Revenue
Sales	$-	$-
Cost of Goods Sold	-	47
Gross Loss	-	(47)

Operating Expenses
Depreciation of property and equipment	4,371	5,318
General and administrative expenses	193,094	214,170
Professional Fees	80,435	216,002
Exploration expenditure	36,121	287,244
Total Operating Expenses	314,021	722,734

Loss from Operations	(314,021)	(722,781)

Other Income (Expense)
Other income	86	1,329
Interest expense	(449,971)	(1,555,970)
Interest expense, related parties	(215,135)	(239,932)
Change in fair value of derivative liability	-	201,291
Total Other Expenses	(665,020)	(1,593,282)

Loss before taxation	(979,041)	(2,316,063)
Income taxes	-	-
Net Loss	$(979,041)	$(2,316,063)

Dividend on Series A Preferred Stock	-	(3,861)
Net loss attributable to common stockholders	$(979,041)	$(2,319,924)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	289,592	272,782
Total Comprehensive Loss	$(689,449)	$(2,043,281)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	1,426,927,346	1,426,927,346

 The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp.

Consolidated Statements of Changes in Stockholder’s Deficit

	Preferred Shares		Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Deficit
Balance - June 30, 2022	280,000	$68,408	1,426,927,346	$1,426,927	$840,009	$(9,213,670)	$334,454	$(6,543,872)
Redemption of preferred shares by related party	(280,000)	(68,408)	-	-	-	-	-	(68,408)
Imputed interest	-	-	-	-	215,135	-	-	215,135
Foreign currency translation adjustment	-	-	-	-	-	-	289,592	289,592
Net loss	-	-	-	-	-	(979,041)	-	(979,041)
Balance - June 30, 2023	-	$-	1,426,927,346	$1,426,927	$1,055,144	$(10,192,711)	$624,046	$(7,086,594)

	Preferred Shares		Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Deficit
Balance - June 30, 2021	280,000	$68,408	1,426,927,346	$1,426,927	600,076	(6,893,746)	$61,672	$(4,736,663)
Preferred dividend	-	-	-	-	-	(3,861)	-	(3,861)
Imputed interest	-	-	-	-	239,933	-	-	239,933
Foreign currency translation adjustment	-	-	-	-	-	-	272,782	272,782
Net loss	-	-	-	-	-	(2,316,063)	-	(2,316,063)
Balance - June 30, 2022	280,000	$68,408	1,426,927,346	$1,426,927	$840,009	$(9,213,670)	$334,454	$(6,543,872)

  The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp.

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(979,041)	$(2,316,063)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation of property and equipment	4,371	5,318
Imputed interest contributed as additional paid in capital	215,135	251,247
Amortization of debt discount	448,602	1,543,740
Change in fair value of derivative liability	-	(205,000)
Expenses paid directly through a related party	(156)	156
Expenses paid directly through an unrelated party	-	5,262
Accrued interest	804	-
Change in assets and liabilities
Accounts payable and accrued liabilities	15,539	40,026
Other payables and accruals	6,070	-
Other payables and accruals	5,179	128,661
Net cash used in operating activities	(283,497)	(546,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Project financing advances proceeds	273,782	417,183
Preferred dividends	-	(3,861)
Repayment of project financings	-	(614,512)
Advances received from related parties	79,382	155,608
Advances received from an unrelated party	3,811	640,194
Repayments of related party advances	(14,659)	(26,664)
Repayments of advances to an unrelated party	(45,870)	(47,993)
Net cash provided by financing activities	296,446	519,955

Effects on changes in foreign exchange rate	(15,046)	10,182

Net change in cash and cash equivalents	(2,097)	(16,516)
Cash and cash equivalents - beginning of period	7,487	24,003
Cash and cash equivalents - end of period	$5,390	$7,487

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$483,662
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of project advances to project financing debt	$-	$(47,699)

  The accompanying notes are an integral part of these consolidated financial statements.

NAMI Corp.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

During the years ended June 30, 2023 and 2022, the Company did not record any revenue and recorded cost of sales and gross loss of $0 and $47, respectively.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2023 and 2022, cash includes cash on hand and cash in the bank. The Company operates in Malaysia where deposit insurance for deposits is provided up to RM 250,000 (approximately US $60,000). From time to time the Company’s account balances may exceed that limit.

Inventories

Inventories are stated at lower of cost or net realizable value, with cost being determined on the weighted average method.

No reserves are considered necessary for slow moving or obsolete inventory as no inventory was on hand at year-end. The Company continuously evaluates the adequacy of these reserves and makes adjustments to these reserves as required.

During the years ended June 30, 2023 and 2022, the Company did not produce any mined sand. Additionally, the Company did not hold any inventories as of June 30, 2023 and 2022.

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

During the years ended June 30, 2023 and 2022, the Company recorded exploration expenditures of $36,121 and $287,244, respectively. Such expenditures have been incurred in order to provide the information necessary to the Malaysian Department of the Environment to work towards the renewal of its dredging license for three additional years, to expand the potential cubic meters available to dredge within its current license area from the current 19.1 km to 40 km and acquire additional licenses. The Company’s policy is to expense these costs as incurred.  As part of the agreement with One Standard Continent SDH, Bhd. (“OSC”) (see Note 9), OSC agreed to reimburse the Company for expenditures associated with certain costs directly attributable to the Company acquiring and maintaining dredging rights in the ocean waters off the coast of Malaysia.  For the year ended June 30, 2023, OSC has provided project advances of approximately $264,000 (RM 1,233,300) (Note 10). For the year ended June 30, 2022, OCS reimbursed the Company approximately $290,000 (RM 1,263,000) related to those costs.  The Company has accounted for those reimbursements as a direct reduction of its exploration costs.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company did not record any impairment of long-lived assets during the years ended June 30, 2023 and 2022.

Leases

FASB ASC 842 “Leases” requires lessees to record lease assets and liabilities for operating leases and disclose key information about leasing arrangements. Upon entering into an arrangement, the Company evaluates whether the arrangement provides the Company with the ability to control the use of the asset over the term of the lease. If an arrangement contains a lease, upon commencement of the arrangement, the Company recognizes an operating lease right-of-use asset and a corresponding operating lease liability. The amount of the operating lease right-of-use asset is measured utilizing the present value of the future minimum lease payments over the lease term. The Company has not recognized any right-of-use assets or lease liabilities as of June 30, 2023 and 2022.

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

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of June 30, 2023 and 2022, there were 0 and approximately 42,336 potentially diluted common shares outstanding from 280,000 shares of preferred stock, respectively.

Stock-based compensation

Effective July 1, 2020, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. Companies are permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate.

Recently issued accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2023, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 2 – Going Concern

For the year ended June 30, 2023, the Company reported a net loss of approximately $1.0 million. In addition, as of June 30, 2023, the Company had a working capital deficit of approximately $7.1 million with cash on hand of approximately $5,400. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and, as of the date of these financial statements, the Company has no firm commitment for either additional debt or equity financing available to it in order to meet its current commitments. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require significant additional cash resources during fiscal 2024 and beyond, as JHW received its main permit from the Government of Malaysia to commence sea sand mining in January 2019 and further in April 2021, received its export license contingent on receiving updated dredging area rights (see Note 9). The sea sand mining license expired on January 9, 2022 and was renewed for an additional three year period, commencing on August 2, 2022 and ending in August 1, 2025. A second sea sand mining and dredging license was granted for a term of three years from October 20, 2023, to October 19, 2026. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

The Company’s plan is to continue to work with JHW, and sub operators, such as One Standard Continent SDN BHD (“OSC”) to mine and export sea sand (Note 9).

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might result from this uncertainty.

Note 3 – Plant and Equipment

	June 30,	June 30,
	2023	2022
Cost
Motor Vehicles	$9,638	$14,742
Office equipment	8,983	24,143
Computers and software	11,655	12,816
Tools and equipment	454	481
Furniture and Fixture	33,205	35,161
	63,935	87,343
Accumulated Depreciation	(52,534)	(70,870)
Plant and Equipment, Net	$11,401	$16,473

Depreciation for the years ended June 30, 2023 and 2022 was $4,371 and $5,318, respectively.

Note 4 – Other receivable and deposits

	June 30,	June 30,
	2023	2022

Sundry receivables	$16,192	$23,367
Other receivable	5,676	6,011
Deposits, including utility, security deposits	835	885
	$22,703	$30,263

Note 5 – Related party advances and expenses

Advances from related parties:

	June 30,	June 30,
	2023	2022

Advances from its Directors	$1,179,482	$1,093,752
Advances from related party	1,742,978	1,799,611
Advances from holding company	639,057	677,341
Total	$3,561,517	$3,570,704

During the year ended June 30, 2023 and 2022, the Company received advances from directors of $79,382 and $155,608, respectively and repaid advances from a director of $14,659 and $26,664, respectively. The Company also repaid $156 of expenses paid directly by a related party in the prior year.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $215,136 and $239,932 during the years ended June 30, 2023 and 2022, respectively.

Concentration of Risk

To date the Company has been reliant on funding from related parties and OSC as the Company does not have the current existing capital resources to execute its business plan.

Note 6 – Due to unrelated parties

During the years ended June 30, 2023 and 2022, the Company received advances from an unrelated party of $3,811 and $640,194, respectively and repaid advances from an unrelated party of $45,870 and $47,993, respectively. During the years ended June 30, 2023 and 2022, expenses of $0 and $5,262, respectively, were paid directly through the unrelated party. As of June 30, 2023 and 2022, the Company has recorded a liability due to the unrelated party of $1,062,142 and $1,139,770, respectively. These amounts are unsecured, non-interest bearing and due on demand.  As of the date of these financial statements were issued, no demand for repayment has been received by the Company.

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

As of June 30, 2023 and 2022, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

As of June 30, 2023 and 2022, the Company had 1,426,927,346 common shares issued and outstanding.

Preferred Shares - SBS

In August 2018, SBS designated a new class of preferred equity, designated the 12% redeemable cumulative preference shares, in its attempt to raise capital for business expansion and exploration and mining activities. SBS authorized the issuance of up to 50 million shares at the issue price of RM 1.0 per share. The new preferred equity carries a cumulative 12% preferred dividend, payable on a quarterly basis, based on the issue price of the preferred security. The preferred dividend will have priority to any payment of dividends on the common equity. The preferred shares automatically convert to NAMI Corp common shares two years after issuance if not converted earlier at the rate of USD $1.50 on then value translated into USD of each 12% redeemable cumulative preference share. In the event of the liquidation or winding up of SBS, the preferred shares are entitled to distributions prior to any amounts distributed to the common equity holders. The holders of the preferred shares, so long as the cumulative preferred dividend is timely paid each quarter, have no general voting rights, but have rights to vote on any matters that effect the provisions of the preference shares. In the event that SBS fails to timely make its quarterly dividend payment, the holders of the preferred equity receive the right to vote on any and all general corporate matters on a 1 for 1 basis with the number of preferred shares held. As of June 30, 2023 and, 2022, dividends in arrears totalled $0 and $19,051 (MYR 84,00), respectively. The Company has determined that the COVID 19 provisions passed by the Government of Malaysia are in essence force majeure provisions, and therefore the failure to pay the dividends and convert under the agreements are not enforceable by the holders. The Company has informed the preferred shareholders of its intention to make final dividend payments and convert their shares into common shares of Nami Corp. on or about June 2022. The preferred shareholders have accepted the Company’s new proposed payment schedule.

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

During the years ended June 30, 2023 and 2022, preferred dividends of $0 and $3,861, respectively, was distributed to the holders of the preferred shares. During the year ended June 30, 2023, a director of the Company redeemed the 280,000 preferred shares for approximately $63,560 (MYR 280,000) and paid 46,667 of common shares on behalf of the Company. The redemption has been included in amounts owed to related parties.

Instruments Convertible into Common or Preferred Shares

As at June 30, 2023, SBS had 0 shares of preferred stock outstanding.  As at June 30, 2022, SBS had 280,000 shares of preferred stock outstanding convertible into 42,336 common shares.

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

In the third and 4th fiscal quarter of 2021, the Company engaged a group of consultants and engineers to assist it with (1) providing the information necessary to renew the January 2019 drilling license and (2) provide analysis to allow the Company to extend the availability of dredgable sand within its current license area. The Company incurred $36,121 and $287,244 of such costs during the years ended June 30, 2023 and 2022, respectively.

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

During the year ended June 30, 2022, the Company was advanced approximately $410,000 (RM 1,805,000) by OSC on a non-interest bearing, undocumented, due on demand basis.  During the year ended June 30, 2023, on a verbal basis, the Company and OSC agreed to amend the Sea Sand Sub-Operator Mining Agreement payment terms such that additional payments were added under the agreement consisting of (1) RM 2 million are required in advance of the startup of the mining operations and upon commencement an additional RM 3.15 million fee is payable. As of June 30, 2023 the RM 2 million has been received (approximately $428,000) and is included in project advances. In addition, the company has received approximately $264,000 (RM 1,233,300) in advances during the year ended June 30, 2023.

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

The following table shows the activity for the fair value of the contingent interest liability for June 30, 2022:

Fair value at June 30, 2021	$208,969
Additions	-
Change in fair value due to change in estimate	(201,291)
Change in foreign exchange	-
Redemption	(7,678)
Fair value at June 30, 2022	$-
Additions	-
Fair value at June 30, 2023	$-

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

(ii)

On August 25, 2021, the Company entered into an additional short-term loan agreement, in which the Company received approximately $42,900 (MYR 180,000), with principal and interest of approximately $858 (MYR 3,600) due in full on September 30, 2021. The Company did not repay the balance prior to the deadline, and as of June 30, 2022, the Company had defaulted on this loan, resulting in a default interest rate of 2% per month until the debt has been repaid in full. During the year ended June 30, 2022, the Company recorded interest expense of $6,808 (MYR 29,748) associated with the loan. As of June 30, 2023, the principal balance of the loan principal was fully paid and accrued interest is approximately $6,808 (MYR 29,748).

(iii)

On April 1, 2022, the Company entered into a short-term loan agreement, in which the Company received approximately $7,100 (MYR 30,000).  As of June 30, 2023, the remaining principal balance of the loan is approximately $6,804 (MYR 30,000).

Note 12 – Geographic Segment Reporting

The following table shows operating activities information by geographic segment for the years ended June 30, 2023 and 2022:

Year Ended June 30, 2023	USA	Malaysia	Total
Revenue	$-	$-	$-
Cost of Goods Sold	-	-	-
Depreciation of property, plant and equipment	-	(4,371)	(4,371)
General and administrative expenses	(48,985)	(144,109)	(193,094)
Professional fees	(73,023)	(7,412)	(80,435)
Exploration expenditures	-	(36,121)	(36,121)
Other expenses	(60,512)	(604,508)	(665,020)
Net loss	$(182,520)	$(796,521)	$(979,041)

Year Ended June 30, 2022	USA	Malaysia	Total
Revenue	$-	$-	$-
Cost of Goods Sold	-	(47)	(47)
Depreciation of property, plant and equipment	-	(5,318)	(5,318)
General and administrative expenses	(100,541)	(113,629)	(214,170)
Professional fees	(213,496)	(2,506)	(216,002)
Exploration expenditures	-	(287,244)	(287,244)
Other expenses	(84,200)	(1,509,082)	(1,593,282)
Net loss	$(398,237)	$(1,917,826)	$(2,316,063)

The following table shows assets information by geographic segment at June 30, 2023 and 2022:

As of June 30, 2023	USA	Malaysia	Total
Current assets	$-	$28,093	$28,093
Property and equipment, net	-	11,401	11,401
Total assets	$-	$39,494	$39,494

As of June 30, 2022	USA	Malaysia	Total
Current assets	$-	$37,750	$37,750
Property and equipment, net	-	16,473	16,473
Total assets	$-	$54,223	$54,223

Note 13 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since their inceptions, the Company and its wholly owned subsidiary incurred net losses and, therefore, have no tax liability, as the Company has recorded a valuation allowance fully covering all net deferred tax assets for itself and SBS for all periods presented. The cumulative net operating loss carry-forward in the US is approximately $4.1 million and approximately $5.1 million in Malaysia at June 30, 2023, respectively and will begin to expire in 2034 in Malaysia.

Net deferred tax assets were made up of the following items as of June 30:

	2023	2022
Deferred tax assets:
Impairment of related party receivables	$-	$94,000
Net operating loss carryforwards	1,789,400	1,580,600
Total long-term deferred tax asset	1,789,400	1,674,600
Deferred tax liabilities:
Related party liabilities	(28,900)	(28,900)
Total deferred tax liabilities	(28,900)	(28,900)
Valuation Allowance	(1,760,500)	(1,645,700)

Total Net Deferred Tax Assets	$-	$-

The difference from the reported income tax benefit to that expected from the loss from operations computed using the United States statutory federal income tax rate of 21% compared to the Malay statutory federal income tax rate of 24%:

	2023	2022

Expected income tax benefit	$(205,600)	$(486,000)
Permanent timing difference	(3,200)	(8,100)
Other	-	-
Difference in tax rates between US and Malaysia	(29,400)	(70,000)
Valuation allowance	238,200	564,100

Reported income tax expense (benefit)	$-	$-

Note 14 – Deferred Revenue

During the year ended June 30, 2022, the Company received approximately $124,739 (MYR 550,000) from OSC in advance of the contract entered into May 27, 2022, where the Company entered into an operator agreement with OSC, in which OSC has been provided with the ability to carry out all dredging activities, all transportation, insurance, risk management and export in an area comprised of 21.10 sq/km. within the Company’s 325.3 sq/km concession area. As part of this transaction, the Company and OSC have executed a power of attorney and exclusive sole marketing agent agreement. The power of attorney allows OSC to act as the Company’s sub-operator within the concession area; in the exclusive sole marketing agent agreement the Company appoints OSC to act as exclusive sole marketing agent to promote and negotiate the sale of sea sands and to seek funding for the Company’s sea sand projects. The Company has recorded the amount received to date as deferred revenue as it is yet to transfer control of dredged sea sand production but expects to do so in the near term.

Note 15 – Subsequent Events

In November of 2024 the Company’s ticker symbol “NINK” was suspended for trading in the OTC Markets by FINRA due to inactivity. The Company is currently working with is securities counsel to engage a market maker and reinstate trading of its shares.

Table of Contens

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

As of June 30, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of June 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of June 30, 2023, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of June 30, 2023 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

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

During September 2022, Mr. Ong Tee Keat notified the Company of his decision to step down as Chairman of the Board of Directors, remaining as a founder, advisor and member of the Company’s Board of Directors. Mr. Aziz Abdul Haji Jaafar, has been appointed by the Board of Directors as its new Chairman effective on October 1, 2022.

The following table sets forth the name, age, and position of the Company’s directors and officers as of the date of this report. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.

Name	Age	Position(s)
Ong Tee Keat	67	Director
Nik Ismail bin Nik Yusoff	77	Director
Abdul Aziz bin Haji Jaafar	67	Chairman of the Board of Directors
Lok Khing Ming	54	Director and Secretary
Calvin Chin	47	Chief Executive Officer and Chief Financial Officer
Chantel Chan	63	Chief Operation Officer

Abdul Aziz bin Haji Jaafar, Chairman of the Board of Director

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

Ong Tee Keat, Director

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

Calvin Chin, Chief Executive Officer and Chief Financial Officer

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us by our officers and directors, we believe that the Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner during the fiscal year ended June 30, 2023.

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

Nominating Committee. We have not established a Nominating Committee because of our limited operations.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth in U.S. dollars information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers for services rendered in all capacities for the fiscal years ended June 30, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nami Corp.
Calvin Chin	2023	$—	$—	—	—	—	—	$31,101	$31,101
Chief Executive Officer	2022	$—	$—	—	—	—	—	$18,502	$18,502

Chantel Chan	2023	$—	$—	—	—	—	—	$32,690	$32,690
Chief Operating Officer of Compliance	2022	$—	$—	—	—	—	—	$23,167	$23,167

Lok Khing Ming	2023	$—	$—	—	—	—	—	$—	$—
Executive Director and Secretary	2022	$—	$—	—	—	—	—	$—	$—

SBS
Lok Khing Ming (2)	2023	$—	$—	—	—	—	—	$38,593	$38,593
	2022	$—	$—	—	—	—	—	$—	$—

Liew Chin Loong (3)	2023	$—	$—	—	—	—	—	$31,782	$31,782
	2022	$—	$—	—	—	—	—	$57,2224	$57,2224

____________

(2)	Mr. Lok Khing Ming was appointed director and officer of SBS on September 27, 2013. Compensation above includes all compensation received by Mr. Lok in the respective fiscal periods.
(3)	Mr. Liew Chin Loong was appointed director and officer of SBS on August 14, 2008. Compensation above includes all compensation received by Mr. Liew in the respective fiscal periods.

Employment Agreements

The Company does not have any employment agreements with any of its directors or executive officers.

Grants of Plan-Based Awards

During the fiscal years ended June 30, 2023 and 2022, there were no grants of plan-based awards to our named executive officers.

Option Exercises and Stock Vested

During the fiscal years ended June 30, 2023 and 2022, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including options, restricted stock or other equity incentives during the fiscal year ended June 30, 2023 and 2022. There are currently no outstanding awards as of the date of this report.

Compensation of Directors

Our Company’s directors currently do not receive any cash compensation for service on our Company’s Board of Directors or any committee thereof, but they may be reimbursed for certain expenses in connection with attendance at meetings of our Company’s Board and committees thereof. During the year ended June 30, 2023, a total of $4,540 (RM20,000) was paid to three directors as one-time payments.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of June 30, 2023, by (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) each executive officer and director of the Company, and (iii) all of the Company’s executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Named Directors and Executive Officers
Ong Tee Keat (3)	494,556,980	34.659%
Nik Ismail bin Nik Yusoff	1,504,167	0.105%
Abdul Aziz bin Haji Jaafar	1,500,000	0.105%
Lok Khing Ming (5)	44,646,794	3.129%
Calvin Chin	6,000,000	0.420%
Chantel Chan	5,237,224	0.367%

All Directors and Executive Officers as a Group	553,445,165	38.788%

5% Shareholders
Ong Tee Keat (3)	494,556,980	34.659%
My Premier Trustee (Malaysia) Berhad	112,909,375	7.913%
LYF & Son Realty Sdn. Bhd. (6)	282,038,998	19.765%

All 5% Shareholders as a Group	889.505.353	62.337%

__________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2023. As of June 30, 2023, there were 1,426,927,346 shares of our Company’s Common Stock issued and outstanding.

(2)	Based on 1,426,927,346 shares of Common Stock issued and outstanding as of June 30, 2023.

(3)

Effective December 13, 2016, Mr. Ong was appointed Chairman of the Board and Chief Executive Officer of the Company. As of June 30, 2023, included in his 494,556,980 shares were 486,389,802 shares in his name personally, and 8,158,178 held by Global Asset Trustee (Malaysia) Berhad (“GATB”) a professional fiduciary for the benefit of 163 subscribers. As of June 30, 2023, GATB is still in the process of transferring 8,158,178 shares of the Company’s common stock for the benefit of 163 Subscribers. The following table illustrates the ownership of the Ong Trusts:

As of 30 June 2023:

Owner	GATB
Total Number of Shares held in Trust	8,158,178
Total Number of Shares held in trust for Mr. Ong	0
Total Number of Shares held in trust for Subscribers	8,158,178
Total Number of Subscribers in each Trust	163

As of 30 June 2022:

Owner	GATB
Total Number of Shares held in Trust	8,158,178
Total Number of Shares held in trust for Mr. Ong	0
Total Number of Shares held in trust for Subscribers	8,158,178
Total Number of Subscribers in each Trust	163

(5)

Lok Khing Ming (“Mr. Lok”), was appointed sole director of GMCI Corp effective December 12, 2014 and then appointed Chairman of GMCI Corp on October 5, 2016. Mr. Lok was appointed as executive director and secretary of NAMI Corp. on July 4, 2018. As of June 30, 2023, included in the 44,646,794. shares owned by Mr. Lok are 112,909,375 shares held by My Premier Trustee (Malaysia) Berhad (the “MPT”), 19,706,516 shares held by Leamington Corporation Limited (“Leamington), 9,121,468 shares held by Legacy Fiduciary Services Limited (“Legacy”), and 25,782,035 shares held by EAS Alpha (PTC) Limited (“EAS”) for the sole benefit of Mr. Lok (collectively, the “Lok Trusts”). Among the Lok Trusts, MPT owned a total of 182,159,951 shares, of which 163,625,225 shares are held by 2,297 subscribers (“Subscribers”) who purchased certificates of trust (“Certificates of Trust”) from Mr. Lok. On February 26, 2019, MPT transferred 18,534,726 shares of the Company’s common stock directly to Mr. Lok. Upon completion of such transfer, MPT held 163,625,225 shares of the Company’s common stock held in trust for the benefit of 2,297 subscribers. As of June 30, 2022, MPT has transferred 50,715,850 shares of the Company’s common stock to 701 Subscribers; and is still in the process of transferring the remaining 112,909,375 shares of the Company’s common stock to the remaining 1,596 Subscribers. Leamington owned a total of 20,000,000 shares, of which 293,484 shares were held by 28 Subscribers who purchased a Certificates of Trust from Mr. Lok. On 6 December 6, 2018, Leamington transferred 19,706,516 shares of the Company’s common stock directly to Mr. Lok. Upon completion of such transfer, Leamington held 293,484 shares of the Company’s common stock in trust for the benefit of 28 Subscribers. On May 22, 2019, Leamington transferred 293,484 shares of the Company’s common stock to the 28 Subscribers. As of June 30, 2022, Leamington does not hold shares of the Company’s common stock. Legacy owned a total of 60,000,000 shares, of which 878,532 shares are held by 23 Subscribers who purchased a Certificate of Trust from Mr. Lok in a series of arm’s-length transactions. Legacy is in the process of transferring 9,121,468 shares of the Company’s common stock directly to Mr. Lok. When this transfer becomes effective 878,532 shares of Company’s common stock will remain in trust held by Legacy for the benefit of 23 Subscribers. As of June 30, 2022, Legacy held 9,121,468 shares of the Company’s common stock in trust for the benefit of Mr. Lok; and 878,532 shares of the Company’s common stock for the benefit of 23 Subscribers. EAS owned a total of 40,000,000 shares, of which 14,217,965 shares are held by 205 Subscribers who purchased a Certificate of Trust from Mr. Lok. On October 26, 2018, EAS transferred 25,782,035 shares of the Company’s common stock directly to Mr. Lok, and on 4 December 2019, EAS transferred 14,217,965 shares of the Company’s common stock to 205 subscribers. As of June 30, 2022, EAS did not hold shares of the Company’s common stock. The Subscribers will become the beneficial owners once they surrender their Certificates of Trust to their respective Lok Trust in exchange for their pro rata shares held on their behalf. None of the Subscribers is a U.S. person or owns more than 5% of the outstanding common stock of the Company. The following table illustrates the ownership of the Lok Trusts:

As of 30 June 2023

Owner	MPT	Legacy
Total Number of Shares held in Trust	112,909,375	60,000,000
Total Number of Shares held in trust for Mr. Lok	0	9,121,468
Total Number of Shares held in trust for Subscribers	112,909,375	878,532
Total Number of Subscribers in each Trust	1,596	23

As of 30 June 2022

Owner	MPT	Legacy
Total Number of Shares held in Trust	112,909,375	60,000,000
Total Number of Shares held in trust for Mr. Lok	0	9,121,468
Total Number of Shares held in trust for Subscribers	112,909,375	878,532
Total Number of Subscribers in each Trust	1,596	23

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Advances from Related Parties / Related Parties Transactions

Advances from related parties:

	June 30,	June 30,
	2023	2022

Advances from its Directors	$1,179,482	$1,093,752
Advances from related party	1,742,978	1,799,611
Advances from holding company	639,057	677,341
Total	$3,561,517	$3,570,704

During the year ended June 30, 2023 and 2022, the Company received advances from directors of $79,382 and $155,608, respectively and repaid advances from a director of $14,659 and $26,664, respectively. The Company also repaid $156 of expenses paid directly by a related party in the prior year.

The Company has imputed interest at the rate of approximately 6.5% on the advances made to the Company in the amount of $215,136 and $251,247 during the years ended June 30, 2023 and 2022, respectively.

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

Two out of our four directors, Messrs. Nik Ismail bin Nik Yusoff and Abdul Aziz bin Haji Jaafar, are considered independent as defined by the rules of the Nasdaq Stock Market. As of June 30, 2023, our Company was in the process of forming our audit committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2022 $	June 30, 2023 $
Audit Fees	90,290	41,120
Audit-Related Fees	[--]	[--]
Tax Fees	[--]	[--]
All Other Fees	[--]	[--]
Total	90,290	41,120

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

NAMI CORP., a Nevada corporation

DATED: November 21, 2024	By:	/s/ Calvin Chin
Calvin Chin
Chief Executive Officer

DATED: November 21, 2024	By:	/s/ Calvin Chin
Calvin Chin
Chief Financial Officer – Compliance

